Form 10-Q
period 1995-09-30
GULLEDGE REALTY INVESTORS II L P
filed 1995-11-13
CIK 739626

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1995

                         Commission file number 2-89185


                       GULLEDGE REALTY INVESTORS II, L.P.

               VIRGINIA                                54-1191237
        State of Organization:             I.R.S. Employer Identification No.


                           ONE NORTH JEFFERSON AVENUE
                           ST. LOUIS, MISSOURI  63103



Registrant's telephone number, including area code:  (314) 289-3006




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No











                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)


                                      INDEX




PART I.   FINANCIAL INFORMATION:
          Balance Sheets
          Statements of Operations
          Statements of Changes in Partners' Capital
          Statements of Cash Flows
          Notes to Financial Statements
          Management's Financial Discussion

PART II.  OTHER INFORMATION

          SIGNATURES

                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                   (Unaudited)

                                       September 30,  December 31,
                                            1995          1994
ASSETS

Cash                                    $  387,627   $  352,192

Advances to Project Partnerships            27,323        1,866

Intangible assets,
  net of accumulated amortization           29,134       33,731


Total Assets                            $  444,084   $  387,789



LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                        $   10,500   $   18,700

Payable to affiliates                    1,003,265      915,623

Capital contributions payable               50,000       50,000

Total Liabilities                        1,063,765      984,323

Partners' Capital (Deficit)               (619,681)    (596,534)

Total Liabilities and
  Partners' Capital (Deficit)           $  444,084   $  387,789


See notes to financial statements.



                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                             Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                              1995        1994         1995         1994
Revenue:

  Interest income          $  5,443     $  2,365    $  14,065    $  5,765

  Distributions                          105,353       59,955     108,053

  Miscellaneous revenue                                 4,274          75
                              5,443      107,718       78,294     113,893

Expenses:

  Asset management fee       28,644       28,644       85,932      85,932

  Professional fees           3,500        3,550       10,500      12,400

  Amortization                1,532        1,532        4,597       4,597

  Operating expenses             51          557          412         882

                             33,727       34,283      101,441     103,811

Net (loss) income          $(28,284)    $ 73,435    $ (23,147)   $ 10,082

See notes to financial statements.


                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



                                                                  Special
                                       Total        General       Limited      Limited

Balances at January 1, 1994         $(564,223)    $ (14,798)   $  (26,732)   $(522,693)

Net income for nine months
  ended September 30, 1994             10,082           111           192        9,779


Balances at September 30, 1994      $(554,141)    $ (14,687)   $  (26,540)   $(512,914)



Balances at January 1, 1995         $(596,534)    $ (15,153)   $  (27,346)   $(554,035)

Net loss for nine months
  ended September 30, 1995            (23,147)         (255)         (440)     (22,452)

Balances at September 30, 1995      $(619,681)    $ (15,408)   $  (27,786)   $(576,487)


Number of ownership units              11,814           131           225       11,458


See notes to financial statements.



                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                               Nine Months Ended September 30,

                                                      1995          1994

Cash Flows From Operating Activities:
  Net (loss) income                                $ (23,147)   $  10,082
  Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
     Distributions from
       Project Partnerships                          (59,955)    (108,053)
     Amortization                                      4,597        4,597
  Change in assets and liabilities:
     Increase in advances to Project Partnerships    (25,457)      (9,279)
     Decrease in accounts payable                     (8,200)      (1,799)
     Increase in payable to affiliates                87,642       86,439


Net Cash Used In Operating Activities                (24,520)     (18,013)

Cash Flows From Investing Activities:
  Distributions from Project Partnerships             59,955      108,053

Increase In Cash                                      35,435       90,040

Cash Beginning of Period                             352,192      258,324

Cash End of Period                                 $ 387,627    $ 348,364


See notes to financial statements.




                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)


Note A    Summary of Significant Accounting Policies

Partnership Organization

Gulledge Realty Investors II, L.P. (the Registrant) is a limited partnership organized in December 1983 under the laws of the Commonwealth of Virginia for the purpose of acquiring limited partner interests in real estate limited partnerships (Project Partnerships). These Project Partnerships are known as Camelot Housing Limited Partnership, Colony Place Associates, Ltd., Country Oaks Apartments Limited Partnership, Florence Housing Partnership, Greentree Housing Limited Partnership, Hawthorn Housing Limited Partnership, Olympic Housing Limited Partnership, Pine West Ltd., and Rancho Vista Associates. Each of the Project Partnerships owns an operating real estate project which receives mortgage interest subsidies and/or rental assistance from the United States Department of Housing and Urban Development (HUD) or Farmer's Home Administration. The Registrant commenced operations in March 1984.

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report for the year ended December 31, 1994. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the nine months ended September 30, 1995, are not necessarily indicative of the results for the year ending December 31, 1995.

Investment in Project Partnerships

The investment in Project Partnerships is accounted for using the equity method of accounting. Under the equity method, investments are reflected at cost, adjusted for the Registrant's share of the Project Partnerships' income or loss and distributions, if any. The Registrant is under no obligation to contribute additional capital or to lend monies necessary to fund cash flow deficiencies of the Project Partnerships because the Registrant is a limited partner in such partnerships. As a result, the investment account will not be reduced below zero. As of December 31, 1992, all nine of the Project Partnership investment accounts had reached zero. Losses in subsequent years will be maintained separately for tax purposes. These losses are available to be applied toward any possible future income from these partnerships. Any distributions from the Project Partnerships will be recognized as income in the year received.

Income Taxes

No provision has been made for income taxes as they are the responsibility of each partner. Profits (or gains) and losses of the Registrant are allocated to the partners in accordance with the partnership agreement.




                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                        MANAGEMENT'S FINANCIAL DISCUSSION
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A). Due to all nine investments having reached zero by the year ended December 31, 1992, additional losses will not be reported for financial reporting purposes, consequently no fluctuations will occur in future financial statements from recognizing equity in the income of Project Partnerships. However, losses in subsequent years will continue to be maintained separately for tax reporting purposes. The major source of future revenue to the Registrant will be distribution income received from the Project Partnerships. The Project Partnerships' ability to pay distributions is dependent upon the operating results and cash flow of each project. Other than that described below, no significant events occurred during the nine months ended September 30, 1995 and September 30, 1994 that altered the Project Partnerships ability to pay distributions to the Registrant. All Project Partnerships that had sufficient surplus cash to pay distributions in 1995 had done so by June 30, 1995. Therefore, no distributions were received during the three months ended September 30, 1995. Total distributions received from all Project Partnerships for the nine months ended September 30, 1995, was $59,955 compared to $108,053 for the nine months ended September 30, 1994. The decrease in distributions received is primarily due to a decrease in distributions from one Project Partnership that experienced an increase in operating expenses.

The Registrant's ownership interest in six of the Project Partnerships (Camelot Housing, Colony Place, Florence Housing, Greentree Housing, Hawthorn Housing and Olympic Housing) is pledged as collateral in connection with promissory notes issued by the Project Partnerships. The general partner is attempting to refinance or renegotiate the promissory notes, three of which are due in 1995 (Colony Place, Florence Housing and Olympic Housing). The general partner has negotiated a one year extension on Colony Place's promissory note. This time will be used to pursue new debt financing through HUD under the Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). However, obtaining new debt financing is in no way assured as Congress has proposed numerous cuts in HUD's budget including the elimination of funding for the LIHPRHA program. The general partner is continuing negotiations on the other two promissory notes which come due on December 31, 1995. If the general partner is unsuccessful in refinancing or renegotiating these promissory notes, the Registrant could lose its ownership interests in the Project Partnerships. The effect on future operations could be significant as distributions from Project Partnerships are the primary source of revenue to the Registrant. The effect on the Registrant's balance sheets would be minimal due to the investment in Project Partnerships being previously reduced to zero.

Camelot Housing defaulted on its mortgage in June, 1995. The default was primarily caused by a decrease in housing assistance payments from HUD and a decline in occupancy. Due to a significant amount of housing quality standard violations noted by HUD in a recent physical inspection report, HUD greatly reduced its housing assistance payments until such time as the repairs are completed. Without the payments from HUD, the Project Partnership will be unable to make future mortgage payments. The mortgage will likely be assigned to HUD at which time HUD could initiate foreclosure proceedings. The affect on the Registrant's financial statements will be negligible because the investment in Project Partnerships was reduced to zero several years ago. Also, this Project Partnership never paid distributions nor was it expected to do so for the foreseeable future. In addition, the tax effect of a foreclosure will be negligible as losses from other Project Partnerships will be available to offset the gain due to foreclosure.





                            PART II OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         Exhibit 27   Financial Data Schedule.

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended September 30, 1995.







                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GULLEDGE REALTY INVESTORS II, L.P.

                                          By:GULL-AGE Properties, Inc.
                                        Managing General Partner




Date:  November 10, 1995                  By: /s/ David Mesker
                                                  David Mesker
                                                  President and Treasurer