Form 10-K405
period 1995-12-31
GULLEDGE REALTY INVESTORS II L P
filed 1996-04-12
CIK 739626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                    FORM 10-K


(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended December 31, 1995

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from        to
Commission file number 2-89185

                          GULLEDGE REALTY INVESTORS II

          Virginia                              54-1191237
  (State of incorporation)         (I.R.S. Employer Identification No.)
One North Jefferson, St. Louis, Missouri          63103

                  Registrant's telephone number:  314-289-3000

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

                          Limited Partnership Interests
                                (Title of class)

                                ________________

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No

Documents Incorporated by Reference:

1. Registration Statement (No. 2-89185) of Registrant effective April 30, 1984 (the "Registration Statement").
2. Prospectus of Registrant dated April 30, 1984 (the "Prospectus").
3. Supplement No. 1 dated October 8, 1984 to Prospectus.
4. Supplement No. 2 dated February 6, 1985 to Prospectus.
5. Supplement No. 3 dated April 18, 1985 to Prospectus.




                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business

Item 2.    Properties

Item 3.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders


                                     PART II

Item 5.    Market for the Registrant's Common Stock and Related
           Security Holder Matters

Item 6.    Selected Financial Data

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Item 8.    Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

Item 11.   Executive Compensation

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

Item 13.   Certain Relationships and Related Transactions


                                     PART IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports on
           Form 8-K


SIGNATURES




                                     PART I

ITEM 1.   BUSINESS.

   Gulledge Realty Investors II, L.P., ("Registrant" or "Partnership") is a Virginia limited partnership formed to invest as a limited partner in other limited partnerships ("Project Partnerships") that presently own and operate apartment complexes ("Projects") that are financed and/or operated under federal or state housing assistance programs. Part of the objective of the Registrant is to generate tax losses for investors. However, due to changes in the tax regulations, the use of these losses has been restricted for most investors.

   Gull-AGE Properties, Inc. ("General Partner"), a Delaware corporation, is the General Partner of the Registrant. The stock of the General Partner is owned by Gull-AGE Capital Group, Inc., whose stock was originally owned 50% by the Gulledge Corporation ("Gulledge"), the former General Partner, and 50% by A.G. Edwards, Inc. ("Edwards"), a St. Louis based financial services holding company. In March of 1988, Edwards, through an affiliate, acquired all the shares of Gull-AGE Capital Group, Inc. formerly held by Gulledge. Edwards principal subsidiary, A.G. Edwards & Sons, Inc., a securities and commodities broker-dealer, was a principal distributor of Units of the Registrant. As a result, neither the General Partner nor Gull-AGE Capital Group, Inc. has any affiliation with Gulledge.

   On November 1, 1990, Gull-AGE Properties, Inc. was approved by a majority-of-interest of holders of limited partner units to become the sole General Partner of the Registrant. Gull-AGE Properties, Inc. replaced the Gulledge Corporation as Managing General Partner and Eugene A. Gulledge and Keith A. Gulledge as individual General Partners.

   Pursuant to the Securities Act of 1933, the Registrant filed a Form S-11 Registration Statement with the Securities and Exchange Commission. Reference is made to the Prospectus contained in said Registration Statement declared effective April 30, 1984.

   Commencing on April 30, 1984, the Registrant began offering through Gulledge Securities Corporation ("Selling Agent") and other broker-dealers up to 10,000 units (with an option to sell up to 25,000 units) of limited partnership interest (the "Units") at $1,000 per unit ("Offering"), with a minimum purchase of five Units ($5,000).

   As of September 30, 1985, the date that the offering terminated, the Registrant had accepted subscriptions for 11,458 units from 1,041 Investor Limited Partners and 356 units from General and Special Limited Partners.


   As of December 31, 1995, the Registrant has investments in Project
Partnerships which own the nine Projects listed below:

                                Year     Housing   Original      Offering     Acquisition    Government
    PROJECT                   Completed   Units    Mortgages     Proceeds         Fees        Programs

1. Carriage House                1973      240   $ 4,860,050 $  2,175,000     $  195,750     HUD Section
   of Florence Apts.                                                                         236
   Florence, KY

2. Camelot Apts.                 1973      190   $ 2,225,553 $  1,450,000     $  130,500     HUD Sections
   Gastonia, NC                                                                              8 and 236

3. Olympic Village Apts.         1977      320   $ 5,989,253 $  2,720,000     $  244,800     HUD Sections
   Chicago Heights, IL                                                                       8 and
                                                                                             221(d)(4);
4. Hawthorn Ridge Apts.          1977      176   $ 4,196,243 $  1,836,000     $  164,700     HUD Section
   Woodbridge, IL                                                                            8; IL HDA

5. Greentree Apts.               1977      100   $ 1,783,912 $    591,250     $   53,200     HUD Sections
   Wilmington, NC                                                                            8 and 236

6. Colony Place Apts.            1970      100   $ 1,744,265 $    598,750     $   53,950     HUD Sections
   Fayetteville, NC                                                                          8 and 236

7. Country Oaks Apts.            1986       36   $ 1,054,350 $    264,000     $   23,760     FmHA 515
   Somerville, TN

8. Rancho Vista Apts.            1986       28   $   992,920 $    239,500     $   21,500     FmHA 515
   Wickenburg, AZ

9. Pine West Apts.               1986       48   $ 1,282,500 $    300,000     $   27,000     FmHA 515
   Indianola, MS

   Total                                 1,238   $24,129,046 $ 10,174,500     $  915,160

   Although each Project must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally-financed dwelling units.

ITEM 2.  PROPERTIES.

   Other than its interests in the Project Partnerships, the Registrant does not own any property. The General Partner believes that the projects described below other than Camelot Apartments are all in satisfactory physical condition.

                                     Average Effective
                                         Occupancy         Monthly Rental
               Project                 1995    1994        1995     1994

Carriage House of Florence Apts.      94%       98%        $295     $295

Camelot Apts.                         69%       90%        $334     $334

Olympic Village Apts.                 95%       96%        $797     $777

Hawthorn Ridge Apts.                  98%       94%        $735     $735

Greentree Apts.                       99%       98%        $280     $280

Colony Place Apts.                    98%       98%        $252     $252

Country Oaks Apts.                    95%       94%        $224     $224

Rancho Vista Apts.                   100%       88%        $290     $290

Pine West Apts.                       97%       97%        $259     $259

Camelot Housing defaulted on its mortgage in June, 1995. The default was primarily caused by a decrease in housing assistance payments from HUD and a resulting decline in occupancy. Due to a significant amount of housing quality standard violations noted by HUD in a physical inspection report, HUD greatly reduced its housing assistance payments until such time as the repairs were completed. Without the payments from HUD, the Project Partnership was unable to make its mortgage payments. The mortgage was assigned to HUD at which time HUD initiated foreclosure proceedings.
The proceedings will conclude during 1996. The affect on the Registrant's financial statements will be negligible because the investment in Project Partnerships was reduced to zero several years ago. Also, this Project Partnership never paid distributions nor was it expected to do so for the foreseeable future. In addition, the tax effect of a foreclosure will be negligible as losses from other Project Partnerships will be available to offset the gain due to foreclosure.

ITEM 3.  LEGAL PROCEEDINGS.

   The Registrant is not currently subject to any pending material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

   As of December 31, 1995, the number of holders of units was 1,046.

   The Registrant is a limited partnership and thus has no common stock. There is no ready market for the Units and it is not anticipated that there will be any market. Any acquisitions or dispositions of Units that have occurred have been the result of private transactions, usually between related parties, and the Registrant has no knowledge of the prices bid for or asked with respect to the Units. The General Partner has no plans to offer any services that would match prospective buyers with prospective sellers of Units.


ITEM 6.  SELECTED FINANCIAL DATA.

                                             Year Ended December 31,

                              1995       1994        1993        1992       1991

Income from Distributions
 and Other Miscellaneous
 Revenue                  $  83,495  $  109,886    $  13,434  $ 124,436  $ 268,132

Operating Expenses         (132,509)   (142,197)    (137,285)  (138,155)  (154,673)

Equity Losses of Project
 Partnerships                    -0-         -0-          -0-    (5,090)  (186,176)

Net Loss                  $ (49,014) $  (32,311)   $(123,851) $ (18,809) $ (72,717)

Investment in Project
 Partnerships             $      -0- $       -0-   $      -0- $      -0- $   7,790

Total Assets              $ 448,855  $  387,789    $ 303,545  $ 312,916  $ 216,972

Net Loss per
 partnership unit         $      (4) $       (3)   $     (10) $      (2) $      (6)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

   The net loss for 1995 is $49,014 compared to $32,311 for 1994 and $123,851 for 1993 (see Items 6 and 14(a)1). The significant difference in net loss in 1993 as compared to 1994 and 1995 is primarily due to distribution income of $92,868 refunded in 1993 to one Project Partnership that had overpaid cash distributions to the Registrant in prior years.

   The accounting for Project Partnerships involves decreasing the Registrant's investment in the Projects for losses until that investment reaches zero.
Losses incurred by the Projects subsequent to the Registrant's investment reaching zero are not reflected in the Registrant's financial statements for book purposes. The losses reported from the Project Partnerships are primarily the result of depreciation expense and interest expense incurred on nonrecourse government backed debt and nonrecourse secondary financing loans. These losses, in and of themselves, do not accurately portray the surplus cash or excess cash (as defined by HUD and Farmer's Home regulations) generating potential of the projects, such surplus cash being available for distribution to the partners of the Project Partnerships. The Registrant treats these distributions as income, if the investment in the Project Partnership is zero, or as a return or withdrawal of capital invested in the Project Partnership, if the investment is above zero.

   During 1992, the investments in Project Partnerships were reduced to zero, and future losses will no longer be reported for financial statement purposes. Although the book basis of investments in Project Partnerships have been reduced to zero, tax basis losses from all nine Project Partnerships remain available to the Registrant's investors.

   The results from future operations may vary due to several factors, among which are:

   The deduction for depreciation taken by the Project Partnerships will normally decrease over time as the method of depreciation used provides for a declining deduction. However, in recent years some Project Partnerships have made additions or improvements to their properties which has caused their depreciation deduction to increase.

   Inflation and changing economic conditions could affect the operations of the Project Partnerships, since all of the Project Partnerships in which the Registrant has invested own Projects subject to the risks involved with management and ownership of rental real estate. Vacancy levels, rental payment defaults, and operating expenses are all dependent on general and local economic conditions. Shifts in these conditions could impact operating results for each of the Project Partnerships.

   The Registrant's ownership interest in several of the Project Partnerships is pledged as collateral in connection with promissory notes issued by the Project Partnerships. The general partner is attempting to refinance or renegotiate the promissory notes, three of which came due in 1995. The Registrant could lose its ownership interests if the general partner is unsuccessful. The effect on the operating statements would be significant as distributions from Project Partnerships are the primary source of revenue to the Registrant. Refer to Note G of the financial statements for additional information regarding the promissory notes. The effect on the Registrant's balance sheets would be minimal. As stated above, the investments in Project Partnerships were reduced to zero during 1992.


   The assets of the Partnership are illiquid. The primary source of cash to finance day-to-day operations is from distributions, if any, to the Registrant from the Project Partnerships. Due to a low volume of transactional activity, the Registrant's need for cash to finance day-to-day operations is mimimal. The ability to sell the Registrant's assets, i.e. the Project Partnerships, is limited by the overall market conditions in the geographic areas where the Projects operate and, potentially, the ability of the Projects to qualify for the Low Income Housing Tax Credits. In addition, the purchase of these interests was intended, and remains, to be for long-term investment purposes.

   Total distributions received from all Project Partnerships was $63,895 in 1995 compared to $99,193 in 1994 and $98,812 in 1993. The decrease in total distributions received in 1995 is primarily due to a decrease in distributions received from one Project Partnership that experienced an increase in operating expenses. Distributions received from Project Partnerships are reported as income to the Registrant for financial reporting purposes instead of a reduction of investments from Project Partnerships. However, distributions are not considered income for Federal Tax reporting purposes.

   The distributions received from Project Partnerships in a given year may be influenced by the same factors that affect the operations of the Project Partnerships, as discussed above. In addition, such factors as the need for capital additions or improvements, and regulatory restrictions and limitations may also affect the amount of funds available for Project Partnerships to distribute.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       Financial statements of the Registrant are filed herewith (See
       Item 14(a)1). The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The Registrant has no officers or directors. The General Partner is Gull-AGE Properties, Inc. The following is information concerning the officers and directors of the General Partner, all of which are compensated by A.G. Edwards & Sons, Inc., an affiliate of the General Partner:

                Name                            Position

          David W. Mesker               Director, President and
                                          Treasurer

          Robert J. Herleth             Vice President and
                                          Assistant Secretary

          Douglas L. Kelly              Secretary

          Eugene J. King                Assistant Treasurer

   David W. Mesker, age 64, has been a Director of the General Partner since 1981 and President and Treasurer since 1988. He is a Director of Edwards since 1983 and Treasurer since March, 1989 and a Director of A.G. Edwards & Sons, Inc. since 1967. He is currently Treasurer and Senior Vice President of A.G. Edwards & Sons, Inc., of which he has been an employee for over 30 years. He is also President of A.G.E. Realty Corp., the Special Limited Partner, which owns other real estate properties and interests, President of Edwards Development Corporation which serves as general partner for a limited partnership that owns a large apartment project in Indianapolis, Indiana and President of The Ceres Investment Company, a wholly-owned subsidiary of A.G. Edwards & Sons, Inc., which serves as general partner in several limited partnerships which invest in commodities futures.

   Robert J. Herleth, age 43, is a Vice President of the General Partner and manages the operations of the General Partner. Mr. Herleth joined A.G. Edwards & Sons, Inc., an affiliate of the General Partner, in 1980. Since then he has specialized in the areas of real estate and finance. He is also Vice President of A.G.E. Realty Corp., the Special Limited Partner, which owns other real estate properties and interests and Vice President of Edwards Development Corporation which serves as general partner for a limited partnership that owns a large apartment project in Indianapolis, Indiana. Prior to joining A.G. Edwards & Sons, Inc., Mr. Herleth was employed by Pantheon Corporation, a St. Louis area real estate development firm.


   Douglas L. Kelly, age 47, is Secretary of the General Partner. Mr. Kelly succeeds Ronald E. Buesinger who retired on February 28, 1994. Mr. Kelly joined A.G. Edwards & Sons, Inc., an affiliate of the General Partner, on January 1, 1994 and serves as Director, Vice President, Corporate Secretary and Director of Law and Compliance. Prior to joining A.G. Edwards & Sons, Inc., Mr. Kelly was a partner in Peper, Martin, Jensen, Maichel & Hetlage, a St. Louis area law firm, where he served as outside council to A.G. Edwards & Sons, Inc. for 8 years.

   Eugene J. King, age 64, is the Assistant Treasurer of the General Partner. Mr. King joined A.G. Edwards & Sons, Inc., an affiliate of the General Partner in 1971 as Corporate Controller. He also serves as Director and Senior Vice President of A.G. Edwards & Sons, Inc.

   The General Partner does not have any standing audit, nominating or compensation committees.

ITEM 11.  EXECUTIVE COMPENSATION.

   Under the provisions of the Registrant's Limited Partnership Agreement, the General Partner is entitled to receive an asset management fee (an annual cumulative amount of $114,580) and a program management fee (an annual noncumulative amount up to $59,250). The amount of these fees paid during 1995 were $0 for the asset management fee and $0 for the program management fee. The amount of these fees accrued but not paid to the General Partner at December 31, 1995 are $801,980 and $0, respectively. Additionally, $228,223 of accrued asset management fees remain unpaid to a former General Partner. The ability to pay the program management fee is limited by payment of priority items as outlined in the Registrant's Limited Partnership Agreement.

   The General Partner is also to receive a fee of 1% of the gross capital proceeds generated by the Project Partnerships, for services connected with the disposition of Partnership investments. This payment is limited by payment of priority items as outlined in the Registrant's Limited Partnership Agreement. In addition, the General Partner will receive any fees to which the prior General Partners would be entitled for performing services with respect to the Project Partnerships of which the Registrant is the limited partner.

   Please refer to Note D of the financial statements referenced under Item 14(a)1 for additional information.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

   The General Partner owns a 1.1% interest in the Registrant and its affiliate, A.G.E. Realty Corp., owns a 0.10% interest in the Partnership as Special Limited Partner. As of December 31, 1995, no person was known by the Registrant to be the beneficial owner of more than a 5% interest in the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   An affiliate of Gull-AGE Properties, Inc., A.G.E. Realty Corp. holds a .10% interest in the Registrant as a Special Limited Partner.

   Please refer to Item 11 for additional information.



                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K

(a)       The following financial statements are included:

       1. Financial Statements of the Registrant (filed herewith as
          Exhibit 13).

          Independent Auditors' Report.

          Balance Sheets as of December 31, 1995 and 1994.

          Statements of Operations for the three years in the period ended December 31, 1995.

          Statements of Changes in Partners' Capital (Deficit) for the three years in the period ended December 31, 1995.

          Statements of Cash Flows for the three years in the period ended December 31, 1995.

          Notes to Financial Statements.

       2. No financial schedules are applicable.

       3. Exhibit

             13   Annual Report for the Year Ended December 31, 1995.



       Management will provide, without charge, a copy of the Registrant's annual report on Form 10-K.



(b)    Reports on Form 8-K:

       There were no reports filed on Form 8-K for the year ended
       December 31, 1995.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 12, 1996                GULLEDGE REALTY INVESTORS II
                                          (Registrant)

                              By:  Gull-AGE Properties, Inc.
                                 (General Partner)




                              By:/s/David W. Mesker
                                 David W. Mesker
                                 President & Treasurer
                                   & Director


                              By:/s/Robert J. Herleth
                                 Robert J. Herleth
                                 Vice President


                              By:/s/Eugene J. King
                                 Eugene J. King
                                 Assistant Treasurer