Form 10-Q
period 1996-03-31
GULLEDGE REALTY INVESTORS II L P
filed 1996-05-13
CIK 739626

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996     Commission file number 2-89185


                       GULLEDGE REALTY INVESTORS II, L.P.


State of Organization: VIRGINIA    I.R.S. Employer Identification No. 54-1191237


                           ONE NORTH JEFFERSON AVENUE
                           ST. LOUIS, MISSOURI  63103



Registrant's telephone number, including area code:  (314) 955-3006




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

                                 BALANCE SHEETS


                                           March 31,
                                              1996         December 31,
       ASSETS                             (Unaudited)        1995


Cash                                      $  395,344        $  371,220

Advances to Project Partnerships              32,916            50,033

Intangible assets,
  net of accumulated amortization             26,070            27,602


       Total Assets                       $  454,330        $  448,855



LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                          $   17,700        $   14,200

Payable to affiliates                      1,058,921         1,030,203

Capital contributions payable                 50,000            50,000

       Total Liabilities                   1,126,621         1,094,403

Partners' Capital (Deficit)                 (672,291)         (645,548)

       Total Liabilities and
         Partners' Capital (Deficit)      $  454,330        $  448,855




See notes to financial statements.



                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                   Three Months Ended
                                        March 31,
                                    1996       1995
Revenue:

  Interest income                $  4,305  $  3,776

  Distributions                     2,700     2,700

  Miscellaneous revenue                       4,276

                                    7,005    10,752

Expenses:

  Asset management fee             28,644    28,644

  Professional fees                 3,500     3,550

  Amortization                      1,532     1,532

  Operating expenses                   72       312

                                   33,748    34,038

Net loss                         $(26,743) $(23,286)


See notes to financial statements.




                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                   Special
                                          Total       General      Limited       Limited


Balances at January 1, 1995           $(596,534)     $(15,153)    $(27,346)   $(554,035)

   Net loss for three months
     ended March 31, 1995               (23,286)         (256)        (443)     (22,587)


Balances at March 31, 1995            $(619,820)     $(15,409)    $(27,789)   $(576,622)





Balances at January 1, 1996           $(645,548)     $(15,692)    $(28,277)   $(601,579)

   Net loss for three months
     ended March 31, 1996               (26,743)         (294)        (508)     (25,941)

Balances at March 31, 1996            $(672,291)     $(15,986)    $(28,785)   $(627,520)


Number of ownership units                 11,814           131          225       11,458




See notes to financial statements.




                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    Three Months Ended March 31,

                                                      1996                1995

Cash Flows From Operating Activities:
  Net loss                                         $(26,743)           $(23,286)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
     operating activities:
    Distributions from
      Project Partnerships                           (2,700)             (2,700)
    Amortization                                      1,532               1,532
  Change in assets and liabilities:
    Decrease (Increase) in advances to
    Project Partnerships                             17,117            (34,429)
    Increase (Decrease) in accounts payable           3,500               (950)
    Increase in payable to affiliates                28,718              29,979


Net Cash Provided By (Used In)
     Operating Activities                            21,424            (29,854)

Cash Flows From Investing Activities:
  Distributions from Project Partnerships             2,700               2,700

Increase (Decrease) In Cash                          24,124            (27,154)

Cash Beginning of Period                            371,220             352,192

Cash End of Period                                $ 395,344           $ 325,038


See notes to financial statements.



                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


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

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report for the year ended December 31, 1995. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the three months ended March 31, 1996, are not necessarily indicative of the results for the year ending December 31, 1996.

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




                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                        MANAGEMENT'S FINANCIAL DISCUSSION
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A). Due to all nine investments having reached zero by the year ended December 31, 1992, additional losses will not be reported for financial reporting purposes, consequently no fluctuations will occur in future financial statements from recognizing equity in the income of Project Partnerships. However, losses in subsequent years will continue to be maintained separately for tax reporting purposes. The major source of future revenue to the Registrant will be distribution income received from the Project Partnerships. The Project Partnerships' ability to pay distributions is dependent upon the operating results and cash flow of each project. Other than that described below, no significant events occurred during the three months ended March 31, 1996 and March 31, 1995 that altered the Project Partnerships ability to pay distributions to the Registrant. There were no significant fluctuations in operating results for the three months ended March 31, 1996 compared to the three months ended March 31, 1995.

The Registrant's ownership interest in six of the Project Partnerships (Camelot Housing, Colony Place, Florence Housing, Greentree Housing, Hawthorn Housing and Olympic Housing) is pledged as collateral in connection with promissory notes issued by the Project Partnerships. The notes on three of the Project Partnerships came due on December 31, 1995: Colony Place, Florence Housing and Olympic Housing. Colony Place's note was extended for one year and a sale of the project is being pursued under the Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). Sale proceeds would then be used to pay the noteholder. LIHPRHA is a program administered by the Department of Housing and Urban Development ("HUD").

Florence Housing's note was extended for one year while a longer-term extension is being negotiated. Olympic Housing's note is still in the process of finalizing an initial extension with further extension to December 31, 2000.
All of these negotiations are subject to the approval of the limited partners of the Registrant.

The Registrant could lose its ownership interest in the Project partnerships if it is unsuccessful in refinancing these notes. Though the Registrant's investment in these Project Partnerships is zero, the impact on future operations could be significant as distributions from Project Partnerships is the primary source of revenue for the Registrant.

As previously reported, Camelot Housing defaulted on its mortgage in June, 1995. The mortgage was assigned to HUD and HUD initiated foreclosure proceedings. The proceedings should conclude during 1996. The affect on the Registrant's financial statements will be negligible because the investment in Camelot Housing was reduced to zero several years ago and Camelot Housing was not expected to pay distributions in the foreseeable future. Any tax gain caused by the foreclosure should be offset by losses from other Project Partnerships and suspended losses from prior years.



                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                            PART II OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended March 31, 1996.



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


                              GULLEDGE REALTY INVESTORS II, L.P.

                                          By:GULL-AGE Properties, Inc.
                                             Managing General Partner


Date:  May 13, 1996                   By: /s/David Mesker
                                              David Mesker
                                              President and Treasurer