Form 10-Q
period 1996-06-30
GULLEDGE REALTY INVESTORS II L P
filed 1996-08-13
CIK 739626

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996 Commission file number 2-89185


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

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                      June 30,          December 31,
       ASSETS                           1996                1995


Cash                                 $  406,503         $   371,220

Advances to Project Partnerships         36,091              50,033

Intangible assets,
  net of accumulated amortization        24,537              27,602


       Total Assets                  $  467,131         $   448,855



LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                     $    7,200         $    14,200

Payable to affiliates                 1,087,521           1,030,203

Capital contributions payable            50,000              50,000

       Total Liabilities              1,144,721           1,094,403

Partners' Capital (Deficit)            (677,590)           (645,548)

       Total Liabilities and
         Partners' Capital (Deficit) $  467,131         $   448,855



See notes to financial statements.

                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                        Three Months Ended       Six Months Ended
                             June 30,                June 30,
                         1996       1995          1996       1995
Revenue:

  Interest income      $  4,740    $ 4,846    $   9,045   $  8,622

  Distributions          24,063     57,255       26,763     59,955

  Miscellaneous revenue       0          0            0      4,274
                         28,803     62,101       35,808     72,851

Expenses:

  Asset management fee   28,644     28,644       57,288     57,288

  Professional fees       3,500      3,450        7,000      7,000

  Amortization            1,533      1,533        3,065      3,065

  Operating expenses        425         51          497        361

                         34,102     33,678       67,850     67,714

Net (loss) income      $ (5,329)   $28,423    $ (32,042)   $ 5,137


See notes to financial statements.







                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995



                                                          Special
                                   Total      General     Limited      Limited


Balances at January 1, 1995     $(596,534)   $(15,153)   $(27,346)  $(554,035)

   Net gain for six months
     ended June 30, 1995            5,137          56          98       4,983


Balances at June 30, 1995       $(591,397)   $(15,097)   $(27,248)  $(549,052)





Balances at January 1, 1996     $(645,548)   $(15,692)   $(28,883)  $(601,579)

   Net loss for six months
     ended June 30, 1996          (32,042)       (352)       (609)    (31,081)

Balances at June 30, 1996       $(677,590)   $(16,044)   $(28,886)  $(632,660)


Number of ownership units          11,814         131         225      11,458





See notes to financial statements.



                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Six Months Ended June 30,

                                                                      1996          1995


Cash Flows From Operating Activities:
  Net (loss) income                                                $(32,042)    $  5,137
  Adjustments to reconcile net (loss) income
    to net cash provided by (used in) operating activities:
    Distributions from
      Project Partnerships                                          (26,763)    (59,955)
    Amortization                                                       3,065       3,065
  Change in assets and liabilities:
    Decrease (increase) in advances to Project Partnerships           13,942    (25,151)
    Decrease in accounts payable                                     (7,000)    (11,700)
    Increase in payable to affiliates                                 57,318      58,848


Net Cash Provided By (Used In) Operating Activities                    8,520    (29,756)

Cash Flows From Investing Activities:
  Distributions from Project Partnerships                             26,763      59,955

Increase In Cash                                                      35,283      30,199

Cash Beginning of Period                                             371,220     352,192

Cash End of Period                                                 $ 406,503    $382,391




See notes to financial statements.




                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


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

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report for the year ended December 31, 1995. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the six months ended June 30, 1996, are not necessarily indicative of the results for the year ending December 31, 1996.

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



                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                        MANAGEMENT'S FINANCIAL DISCUSSION
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995


The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A). Due to all nine investments having reached zero by the year ended December 31, 1992, additional losses will not be reported for financial reporting purposes, consequently no fluctuations will occur in future financial statements from recognizing equity in the income of Project Partnerships. However, losses in subsequent years will continue to be maintained separately for tax reporting purposes. The major source of future revenue to the Registrant will be distribution income received from the Project Partnerships. The Project Partnerships' ability to pay distributions is dependent upon the operating results and cash flow of each project. Other than that described below, no significant events occurred during the six months ended June 30, 1996 and June 30, 1995 that altered the Project Partnerships ability to pay distributions to the Registrant. Distribution income decreased in the current three and six month periods as compared to the three and six month periods in the prior year primarily due to a decrease in distributions received from one Project Partnership that made a large interest payment to its secondary noteholder in the current year.

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

As previously reported, Camelot Housing defaulted on its mortgage in June, 1995. The mortgage was assigned to HUD and HUD initiated foreclosure proceedings. In July, 1996, HUD sold the project in satisfaction of the mortgage. The affect on the Registrant's financial statements is negligible because the investment in Camelot Housing was reduced to zero several years ago and Camelot Housing was not expected to pay distributions in the foreseeable future. Any tax gain caused by the foreclosure sale of Camelot Housing should be offset by losses from other Project Partnerships and suspended losses from prior years.







                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (CONTINUED)
                                   (UNAUDITED)


                            PART II OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended June 30, 1996.





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


                              GULLEDGE REALTY INVESTORS II, L.P.

                                          By:GULL-AGE Properties, Inc.
                                        Managing General Partner




Date:  August 13, 1996                    By: /s/David Mesker
                                              David Mesker
                                              President and Treasurer