Form 10-Q
period 1996-09-30
GULLEDGE REALTY INVESTORS II L P
filed 1996-11-13
CIK 739626

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996 Commission file number 2-89185


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

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                  September 30,     December 31,
       ASSETS                          1996              1995


Cash                                  $  389,580       $  371,220

Advances to Project Partnerships          61,766           50,033

Intangible assets,
  net of accumulated amortization         23,005           27,602


       Total Assets                   $  474,351       $  448,855




LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                      $   10,700       $   14,200

Payable to affiliates                  1,143,215        1,030,203

Capital contributions payable             50,000           50,000

       Total Liabilities               1,203,915        1,094,403

Partners' Capital (Deficit)             (729,564)        (645,548)

       Total Liabilities and
         Partners' Capital (Deficit)  $  474,351       $  448,855




See notes to financial statements.



                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                              Three Months Ended   Nine Months Ended
                                September 30,          September 30,
                               1996        1995     1996        1995
Revenue:

  Interest income            $  4,746   $  5,443  $ 13,791    $ 14,065

  Distributions                                     26,763      59,955

  Miscellaneous revenue                                          4,274
                                4,746      5,443    40,554      78,294

Expenses:

  Asset management fee         28,644     28,644    85,932      85,932

  Professional fees            17,526      3,500    24,526      10,500

  Amortization                  1,532      1,532     4,597       4,597

  Operating expenses            9,018         51     9,515         412

                               56,720     33,727   124,570     101,441

Net loss                     $(51,974   $(28,284) $(84,016)   $(23,147)


See notes to financial statements.


                          GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                                           Special
                                      Total     General    Limited      Limited


Balances at January 1, 1995        $(596,534)  $(15,153)  $(27,346)   $(554,035)

  Net loss for nine months
    ended September 30, 1995         (23,147)      (255)      (440)     (22,452)


Balances at September 30, 1995     $(619,681)  $(15,408)  $(27,786)   $(576,487)



Balances at January 1, 1996        $(645,548)  $(15,692)  $(28,277)   $(601,579)

   Net loss for nine months
    ended September 30, 1996         (84,016)      (924)    (1,596)     (81,496)

Balances at September 30, 1996     $(729,564)  $(16,616)  $(29,873)   $(683,075)


Number of ownership units              11,814        131        225       11,458


See notes to financial statements.


                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Nine Months Ended September 30,

                                                               1996        1995

Cash Flows From Operating Activities:
     Net loss                                               $(84,016)   $(23,147)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
          Distributions from
            Project Partnerships                             (26,763)    (59,955)
          Amortization                                         4,597       4,597
     Change in assets and liabilities:
          Increase in advances to Project Partnerships       (11,733)    (25,457)
          Decrease in accounts payable                        (3,500)     (8,200)
          Increase in payable to affiliates                  113,012      87,642


Net Cash Used In Operating Activities                         (8,403)    (24,520)

Cash Flows From Investing Activities:
     Distributions from Project Partnerships                  26,763      59,955

Increase In Cash                                              18,360      35,435

Cash Beginning of Period                                     371,220     352,192

Cash End of Period                                          $389,580    $387,627


See notes to financial statements.


                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


Note A    Summary of Significant Accounting Policies

Partnership Organization

Gulledge Realty Investors II, L.P. (the Registrant) is a limited partnership organized in December 1983 under the laws of the Commonwealth of Virginia for the purpose of acquiring limited partner interests in real estate limited partnerships (Project Partnerships). These Project Partnerships are known as Camelot Housing Limited Partnership, Colony Place Associates, Ltd., Country Oaks Apartments Limited Partnership, Florence Housing Limited Partnership, Greentree Housing Limited Partnership, Hawthorn Housing Limited Partnership, Olympic Housing Limited Partnership, Pine West Ltd., and Rancho Vista Associates. Each of the Project Partnerships owns an operating real estate project which receives mortgage interest subsidies and/or rental assistance from the United States Department of Housing and Urban Development (HUD) or Farmer's Home Administration. The Registrant commenced operations in March 1984.

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report for the year ended December 31, 1995. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the nine months ended September 30, 1996, are not necessarily indicative of the results for the year ending December 31, 1996.

Investment in Project Partnerships

The investment in Project Partnerships is accounted for using the equity method of accounting. Under the equity method, investments are reflected at cost, adjusted for the Registrant's share of the Project Partnerships' income or loss and distributions, if any. The Registrant is under no obligation to contribute additional capital or to lend monies necessary to fund cash flow deficiencies of the Project Partnerships because the Registrant is a limited partner in such partnerships. As a result, the investment account was not reduced below zero. As of December 31, 1992, all nine of the Project Partnership investment accounts had reached zero. Losses in subsequent years will be maintained separately for tax purposes. These losses are available to be applied toward any possible future income from these partnerships. Any distributions from the Project Partnerships will be recognized as income in the year received.

Income Taxes

No provision has been made for income taxes as they are the responsibility of each partner. Profits (or gains) and losses of the Registrant are allocated to the partners in accordance with the partnership agreement.


                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                        MANAGEMENT'S FINANCIAL DISCUSSION
     FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A). Due to all nine investments having reached zero by the year ended December 31, 1992, additional losses will not be reported for financial reporting purposes, consequently no fluctuations will occur in future financial statements from recognizing equity in the income of Project Partnerships. However, losses in subsequent years will continue to be maintained separately for tax reporting purposes. The major source of future revenue to the Registrant will be distribution income received from the Project Partnerships. The Project Partnerships' ability to pay distributions is dependent upon the operating results and cash flow of each project. Other than that described below, no significant events occurred during the three month periods or nine month periods ended September 30, 1996, and September 30, 1995, that altered the Project Partnerships' ability to pay distributions to the Registrant. Distribution income decreased in the current nine month period as compared to the nine month period in the prior year primarily due to a decrease in distributions received from one Project Partnership that made a large interest payment to its secondary noteholder in the current year. For the three month and nine month periods ended September 30, 1996, compared to the same periods in the prior year, Professional fees increased primarily due to legal expenses regarding the refinancing of promissory notes and Operating expenses increased primarily due to the printing and mailing of investor ballots.

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

Florence Housing's note was extended for one year while a longer-term extension is being negotiated. Olympic Housing's note is still in the process of finalizing an initial extension with further extension to December 31, 2000.
All of these negotiations are subject to the approval of the limited partners of the Registrant. The limited partners granted their approval of these negotiations as of October 31, 1996.

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



                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)


                            PART II OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended September 30, 1996.




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


                              GULLEDGE REALTY INVESTORS II, L.P.

                                          By:GULL-AGE Properties, Inc.
                                             Managing General Partner




Date:  November 13, 1996                  By: /s/
                                              David Mesker
                                              President and Treasurer