Form 10-K405
period 1996-12-31
GULLEDGE REALTY INVESTORS II L P
filed 1997-03-31
CIK 739626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                    FORM 10-K


(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended December 31, 1996

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

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

Item 13.   Certain Relationships and Related Transactions


                                     PART IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports on
           Form 8-K


SIGNATURES

                                     PART I

ITEM 1.   BUSINESS.

   Gulledge Realty Investors II, L.P., ("Registrant" or "Partnership") is a Virginia limited partnership formed to invest as a limited partner in other limited partnerships ("Project Partnerships") that own and operate apartment complexes ("Projects") that are financed and/or operated under federal or state housing assistance programs. Part of the objective of the Registrant is to generate tax losses for investors. However, due to changes in the tax regulations, the use of these losses has been restricted for most investors.

   Gull-AGE Properties, Inc. ("General Partner"), a Delaware corporation, is the General Partner of the Registrant. The stock of the General Partner is owned by Gull-AGE Capital Group, Inc., whose stock was originally owned 50% by the Gulledge Corporation ("Gulledge"), the former General Partner, and 50% by A.G. Edwards, Inc. ("Edwards"), a St. Louis based financial services holding company. In March of 1988, Edwards, through an affiliate, acquired all the shares of Gull-AGE Capital Group, Inc. formerly held by Gulledge. Edwards principal subsidiary, A.G. Edwards & Sons, Inc., a securities and commodities broker-dealer, was a principal distributor of Units of the Registrant. As a result, neither the General Partner nor Gull-AGE Capital Group, Inc. has any current affiliation with Gulledge.

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

   As of December 31, 1996, the Registrant has investments in Project
Partnerships which own the Projects listed below:

                              Year      Housing    Original      Offering   Acquisition    Government
      PROJECT              Completed     Units     Mortgages     Proceeds       Fees       Programs


1.   Carriage House           1973        240     $4,860,050  $ 2,175,000    $195,750      HUD Section
     of Florence Apts                                                                      236
     Florence, KY

2.   Olympic Village Apts     1977        320     $5,989,253  $ 2,720,000    $244,800      HUD Sections
     Chicago Heights, IL                                                                   8 and
                                                                                           221(d)(4);
                                                                                           Illinois HDA

3.   Hawthorn Ridge Apts.     1977        176     $4,196,243  $ 1,836,000    $164,700      HUD Section
     Woodbridge, IL                                                                        8; IL HDA

4.   Greentree Apts.          1977        100     $1,783,912  $   591,250    $ 53,200      HUD Sections
     Wilmington, NC                                                                        8 and 236

5.   Colony Place Apts.       1970        100     $1,744,265  $   598,750    $ 53,950      HUD Sections
     Fayetteville, NC                                                                      8 and 236

6.   Country Oaks Apts.       1986         36     $1,054,350  $   264,000    $ 23,760      FmHA 515
     Somerville, TN

7.   Rancho Vista Apts.       1986         28     $  992,920  $   239,500    $ 21,500      FmHA 515
     Wickenburg, AZ

8.   Pine West Apts.          1986         48     $1,282,500  $   300,000    $ 27,000      FmHA 515
     Indianola, MS
     Total                              1,238   $24,129,046   $10,174,500    $915,160

   Although each Project must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally-financed dwelling units.

ITEM 2.        PROPERTIES.

   Other than its interests in the Project Partnerships, the Registrant does not own any property. The General Partner believes that the projects described below are all in satisfactory physical condition.
                                 Average Effective
                                    Occupancy            Monthly Rental
           Project                  1996    1995          1996  1995

Carriage House of Florence Apts.     96%     94%          $324  $295

Olympic Village Apts.                96%     95%          $797  $797

Hawthorn Ridge Apts.                 97%     98%          $752  $735

Greentree Apts.                      98%     99%          $328  $280

Colony Place Apts.                   96%     98%          $299  $252

Country Oaks Apts.                   96%     95%          $224  $224

Rancho Vista Apts.                   98%    100%          $290  $290

Pine West Apts.                      93%     97%          $264  $259

The Registrant had owned an investment in Camelot Housing which defaulted on its mortgage in June 1995. The default was primarily caused by a decrease in housing assistance payments from HUD and a resulting decline in occupancy.
Due to asignificant amount of housing quality standard violations noted by HUD in a physical inspection report, HUD greatly reduced its housing assistance payments until such time as the repairs were completed. Without the payments from HUD, the Project Partnership was unable to make its mortgage payments. The mortgage was assigned to HUD at which time HUD initiated foreclosure proceedings. The proceedings concluded during 1996.
The effect on the Registrant's financial statements was negligible because the investment in Project Partnerships was reduced to zero several years ago. Also, this Project Partnership never paid distributions nor was it expected to do so for the foreseeable future. In addition, the tax effect of the foreclosure is negligible as losses from other Project Partnerships are available to offset the gain due to the foreclosure.

ITEM 3.        LEGAL PROCEEDINGS.

   The Registrant is not currently subject to any pending material legal proceeding.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

   As of December 31, 1996, the number of holders of units was 1,043.

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


ITEM 6.        SELECTED FINANCIAL DATA.

                                                       Year Ended December 31,

                                   1996           1995          1994        1993          1992

Income from Distributions
and Other Miscellaneous
Revenue                       $   45,946     $    83,495    $  109,886  $   13,434   $   124,436

Operating Expenses             (159,279)       (132,509)     (142,197)   (137,285)     (138,155)

Equity Losses of Project
Partnerships                           0               0             0           0       (5,090)

Net Loss                      $(113,333)     $  (49,014)    $ (32,311)  $(123,851)   $  (18,809)

Investment in Project
Partnerships                  $        0     $         0    $        0  $        0   $         0

Total Assets                  $  449,902     $   448,855    $  387,789  $  303,545   $   312,916

Net Loss per
partnership unit              $     (10)     $       (4)    $      (3)  $     (10)   $       (2)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

   The net loss for 1996 is $113,333 compared to $49,014 for 1995 and $32,311 for 1994 (see Items 6 and 14(a)1). The significant difference in net loss in 1996 as compared to 1995 and 1994 is primarily due to a decrease in distribution income received by the Registrant from one Project Partnership. Under the terms of its renegotiated promissory note, the noteholder now receives a greater portion of the Project Partnership's surplus cash available for distribution as partial payment of the annual interest due on the promissory note.
   The accounting for Project Partnerships involves decreasing the Registrant's investment in the Projects for losses until that investment reaches zero.
Losses incurred by the Projects subsequent to the Registrant's investment reaching zero are not reflected in the Registrant's financial statements for book purposes. The losses reported from the Project Partnerships are primarily the result of depreciation expense and interest expense incurred on nonrecourse government backed debt and nonrecourse secondary financing loans. These losses, in and of themselves, do not accurately portray the surplus cash or excess cash (as defined by HUD and Farmer's Home regulations) generating potential of the projects, such surplus cash being available for distribution to the partners of the Project Partnerships. The Registrant treats these distributions as income, if the investment in the Project Partnership is zero, or as a return or withdrawal of capital invested in the Project Partnership, if the investment is above zero.

   As of December 31, 1992, all investments in Project Partnerships were reduced to a zero book basis, therefore, future losses will no longer be reported for financial statement purposes. Although the book basis of investments in Project Partnerships have been reduced to zero, tax basis losses from all nine Project Partnerships remain available to the Registrant's investors.

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

   The Registrant's ownership interest in several of the Project Partnerships is pledged as collateral in connection with promissory notes issued by the Project Partnerships. The general partner renegotiated three promissory notes which came due in 1995 and is attempting to renegotiate a fourth promissory note which came due in 1996. One renegotiated promissory note included payment terms that gives the noteholder a significantly larger portion of the Project Partnership's surplus cash available for distribution as payment of the annual interest due on the promissory note. The effect on the Registrant's operating statements is significant because distributions from Project Partnerships are the primary source of revenue to the Registrant. Refer to Note F of the financial statement for additional information regarding the promissory notes. The effect on the Registrant's balance sheets would be minimal as the investment in Project Partnerships was reduced to zero in 1992.


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

   Total distributions received from all Project Partnerships was $26,763 in 1996 compared to $63,895 in 1995 and $99,193 in 1994. The decrease in total distributions received in 1996 compared to 1995 and 1994 is primarily due to a decrease in distributions received from one Project Partnership. Under the new terms of its promissory note, that Project Partnership must now pay a greater portion of its surplus cash to the noteholder as payment of interest on the promissory note. The decrease in total distributions received in 1995 compared to 1994 is primarily due to a decrease in distributions received from one Project Partnership that experienced an increase in operating expenses. Distributions received from Project Partnerships are reported as income to the Registrant for financial reporting purposes instead of a reduction of investments from Project Partnerships. However, distributions are not considered income for Federal Tax reporting purposes.

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

                Name                            Position

          Robert L. Proost              Director, President and
                                          Treasurer

          Robert J. Herleth             Vice President and
                                          Assistant Secretary

          Douglas L. Kelly              Secretary

          Eugene J. King                Assistant Treasurer

   Robert L. Proost, age 59, has been a Director of the General Partner, President and Treasurer since March 1, 1997. Mr. Proost succeeds David W. Mesker who retired on February 28, 1997. Mr. Proost is Treasurer of Edwards since March 1, 1997. He is currently Treasurer, Corporate Vice President, Assistant Secretary and Director of Administration of A.G. Edwards & Sons, Inc., of which he has been an employee since 1988. Prior to joining A.G. Edwards & Sons, Inc. he was a partner in Peper, Martin, Jensen, Maichel and Hetlage, a St. Louis area law firm. He is also President of A.G.E. Realty Corp., the Special Limited Partner, which owns other real estate properties and interests, and President of The Ceres Investment Company, a wholly-owned subsidiary of A.G. Edwards & Sons, Inc., which serves as general partner in several limited partnerships which invest in commodities futures.

   Robert J. Herleth, age 44, is a Vice President of the General Partner and manages the operations of the General Partner. Mr. Herleth joined A.G. Edwards & Sons, Inc., an affiliate of the General Partner, in 1980. Since then he has specialized in the areas of real estate and finance. He is also Vice President of A.G.E. Realty Corp., the Special Limited Partner, which owns other real estate properties and interests and Vice President of Edwards Development Corporation which serves as general partner for a limited partnership that owned a large apartment project in Indianapolis, Indiana. Prior to joining A.G. Edwards & Sons, Inc., Mr. Herleth was employed by Pantheon Corporation, a St. Louis area real estate development firm.


   Douglas L. Kelly, age 48, is Secretary of the General Partner. Mr. Kelly succeeds Ronald E. Buesinger who retired on February 28, 1994. Mr. Kelly joined A.G. Edwards & Sons, Inc., an affiliate of the General Partner, on January 1, 1994 and serves as Director, Vice President, Corporate Secretary and Director of Law and Compliance. Prior to joining A.G. Edwards & Sons, Inc., Mr. Kelly was a partner in Peper, Martin, Jensen, Maichel & Hetlage, a St. Louis area law firm, where he served as outside council to A.G. Edwards & Sons, Inc. for 8 years.

   Eugene J. King, age 65, is the Assistant Treasurer of the General Partner. Mr. King joined A.G. Edwards & Sons, Inc., an affiliate of the General Partner in 1971 as Corporate Controller. He also serves as Director and Senior Vice President of A.G. Edwards & Sons, Inc.

   The General Partner does not have any standing audit, nominating or compensation committees.

ITEM 11.  EXECUTIVE COMPENSATION.

   Under the provisions of the Registrant's Limited Partnership Agreement, the General Partner is entitled to receive an asset management fee (an annual cumulative amount of $114,580) and a program management fee (an annual noncumulative amount up to $59,250). The amount of these fees paid during 1996 were $0 for the asset management fee and $0 for the program management fee. The accumulated amount of these fees accrued but not paid to the General Partner at December 31, 1996 are $916,560 and $0, respectively. Additionally, $228,223 of accrued asset management fees remain unpaid to a former General Partner. The ability to pay the program management fee is limited by payment of priority items as outlined in the Registrant's Limited Partnership Agreement.

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

   Please refer to Note C of the financial statements referenced under Item 14(a)1 for additional information.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

   The General Partner owns a 1.1% interest in the Registrant and its affiliate, A.G.E. Realty Corp., owns a 0.10% interest in the Partnership as Special Limited Partner. As of
December 31, 1996, no person was known by the Registrant to be the beneficial owner of more than a 5% interest in the Partnership.

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



                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)       The following financial statements are included:

       1. Financial Statements of the Registrant (filed herewith as
          Exhibit 13).

          Independent Auditors' Report.

          Balance Sheets as of December 31, 1996 and 1995.

          Statements of Operations for the three years in the period ended December 31, 1996.

          Statements of Changes in Partners' Capital (Deficit) for the three years in the period ended December 31, 1996.

          Statements of Cash Flows for the three years in the period ended December 31, 1996.

          Notes to Financial Statements.

       2. No financial schedules are applicable.

       3. Exhibit 13 Annual Report for the Year Ended December 31, 1996

       Management will provide, without charge, a copy of the Registrant's annual report on Form 10-K.

(b)    Reports on Form 8-K:

       There were no reports filed on Form 8-K for the year ended
       December 31, 1996.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 27, 1997                GULLEDGE REALTY INVESTORS II
                                     (Registrant)

                              By:  Gull-AGE Properties, Inc.
                                 (General Partner)




                              By:  /s/Robert L. Proost
                                 Robert L. Proost
                                 President & Treasurer
                                   & Director


                              By:  /s/Robert J. Herleth
                                 Robert J. Herleth
                                 Vice President


                              By:  /s/Eugene J. King
                                 Eugene J. King
                                 Assistant Treasurer