Form 10-Q
period 1997-03-31
GULLEDGE REALTY INVESTORS II L P
filed 1997-05-13
CIK 739626

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997     Commission file number 2-89185


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

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                      March 31,        December 31,
       ASSETS                            1997              1996


Cash                                  $  417,397        $  366,271

Advances to Project Partnerships          54,958            62,158

Intangible assets,
  net of accumulated amortization         19,941            21,473


       Total Assets                   $  492,296        $  449,902




LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                      $   17,500        $   14,000

Payable to affiliates                  1,173,458         1,144,783

Capital contributions payable             50,000            50,000

       Total Liabilities               1,240,958         1,208,783

Partners' Capital (Deficit)            (748,662)         (758,881)

       Total Liabilities and
         Partners' Capital (Deficit)  $  492,296        $  449,902




See notes to financial statements.





                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                           Three Months Ended
                                March 31,
                            1997        1996
Revenue:

  Interest income      $   4,014   $    4,305

  Distributions           39,913        2,700
                          43,927        7,005

Expenses:

  Asset management fee    28,645       28,644

  Professional fees        3,500        3,500

  Amortization             1,532        1,532

  Operating expenses          31           72

                          33,708       33,748

Net income (loss)        $10,219     $(26,743)


See notes to financial statements.



                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                              Special
                                        Total      General    Limited     Limited

Balances at January 1, 1996          $(645,548)   $(15,692)  $(28,277)  $(601,579)

   Net loss for three months
     ended March 31, 1996              (26,743)      (294)       (508)    (25,941)


Balances at March 31, 1996           $(672,291)   $(15,986)  $(28,785)  $(627,520)





Balances at January 1, 1997          $(758,881)   $(16,939)  $(30,430)  $(711,512)

   Net income for three months
     ended March 31, 1997                10,219        112         194       9,913

Balances at March 31, 1997           $(748,662)   $(16,827)  $(30,236)  $(701,599)


Number of ownership units                11,814        131         225      11,458




See notes to financial statements.


                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three Months Ended March 31,

                                                          1997        1996

Cash Flows From Operating Activities:
  Net income (loss)                                    $ 10,219   $ (26,743)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Distributions from
      Project Partnerships                              (39,913)     (2,700)
    Amortization                                          1,532       1,532
  Change in assets and liabilities:
  Decrease in advances to Project Partnerships            7,200      17,117
    Increase in accounts payable                          3,500       3,500
    Increase in payable to affiliates                    28,675      28,718


Net Cash Provided By Operating Activities                11,213      21,424

Cash Flows From Investing Activities:
  Distributions from Project Partnerships                39,913       2,700

Increase In Cash                                         51,126      24,124

Cash Beginning of Period                                366,271     371,220

Cash End of Period                                     $417,397   $ 395,344



See notes to financial statements.


                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


Note A    Summary of Significant Accounting Policies

Partnership Organization

Gulledge Realty Investors II, L.P. (the Registrant) is a limited partnership organized in December 1983 under the laws of the Commonwealth of Virginia for the purpose of acquiring limited partner interests in real estate limited partnerships (Project Partnerships). These Project Partnerships are known as Colony Place Associates, Ltd., Country Oaks Apartments Limited Partnership, Florence Housing Limited Partnership, Greentree Housing Limited Partnership, Hawthorn Housing Limited Partnership, Olympic Housing Limited Partnership, Pine West Ltd., and Rancho Vista Associates. Each of the Project Partnerships owns an operating real estate project which receives mortgage interest subsidies and/or rental assistance from the United States Department of Housing and Urban Development (HUD) or Farmer's Home Administration. The Registrant commenced operations in March 1984.

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report for the year ended December 31, 1996. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the three months ended March 31, 1997, are not necessarily indicative of the results for the year ending December 31, 1997.

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



                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                        MANAGEMENT'S FINANCIAL DISCUSSION
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A). Due to all nine investments having reached zero by the year ended December 31, 1992, additional losses will not be reported for financial reporting purposes, consequently no fluctuations will occur in future financial statements from recognizing equity in the losses of Project Partnerships. However, losses in subsequent years will continue to be maintained separately for tax reporting purposes. The major source of future revenue to the Registrant will be distribution income received from the Project Partnerships. The Project Partnerships' ability to pay distributions is dependent upon the operating results and cash flow of each project. Other than that described below, no significant events occurred during the three months ended March 31, 1997 and March 31, 1996 that altered the Project Partnerships' ability to pay distributions to the Registrant.

The increase in Distribution income for the three months ended March 31, 1997, compared to the three months ended March 31, 1996, is primarily due to a distribution received from two Project Partnerships that did not pay a distribution in the previous year and to a third Project Partnership that paid its distribution earlier than in the previous year.

The Registrant's ownership interest in five of the Project Partnerships (Colony Place, Florence Housing, Greentree Housing, Hawthorn Housing and Olympic Housing) is pledged as collateral in connection with promissory notes issued by the Project Partnerships. The promissory notes are due June 30, 1997,
December 31, 1997, December 31, 1999, December 31, 1996, and December 31, 2000, respectively.

The General Partner is negotiating an extension of Hawthorn Housing's promissory note, which came due on December 31, 1996, and attempting to refinance the first mortgage. Proceeds from the refinancing would be used to make a partial payment to the noteholder. The remaining balance of the promissory note would be renegotiated with a new maturity date.

If the General Partner is unsuccessful in renegotiating the promissory notes, the Registrant could lose its ownership interest in the Project Partnerships. Though the Registrant's investment in Project Partnerships is zero, the impact on future operations could be significant as distributions from Project Partnerships is the primary source of revenue to the Registrant.




                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                            PART II OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended March 31, 1997.





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


                              GULLEDGE REALTY INVESTORS II, L.P.

                                          By:GULL-AGE Properties, Inc.
                                             Managing General Partner




Date:  May 13, 1997                       By:/s/Robert L. Proost
                                              Robert L. Proost
                                              President and Treasurer