Form 10-Q
period 1997-06-30
GULLEDGE REALTY INVESTORS II L P
filed 1997-08-12
CIK 739626

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997 Commission file number 2-89185


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

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                       June 30,      December 31,
       ASSETS                            1997              1996


Cash                                $  442,297       $  366,271

Advances to Project Partnerships        54,097           62,158

Intangible assets,
  net of accumulated amortization       18,409           21,473


       Total Assets                 $  514,802       $  449,902




LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                    $   21,000       $   14,000

Payable to affiliates                1,208,218        1,144,783

Capital contributions payable           50,000           50,000

       Total Liabilities             1,279,218        1,208,783

Partners' Capital (Deficit)           (764,416)        (758,881)

       Total Liab. and Partners'
         Capital (Deficit)          $  514,802       $  449,902




See notes to financial statements.


                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                          Three Months Ended     Six Months Ended
                               June 30,              June 30,
                            1997       1996        1997      1996
Revenue:

  Interest income     $   5,251    $ 4,740    $ 9,265    $   9,045

  Distributions          12,851     24,063     52,764       26,763
                         18,102     28,803     62,029       35,808

Expenses:

  Asset management fee   28,645     28,644     57,290       57,288

  Professional fees       3,500      3,500      7,000        7,000

  Amortization            1,532      1,533      3,065        3,065

  Operating expenses        180        425        210          497

                         33,857     34,102     67,564       67,850

Net loss              $(15,755)    $(5,329)   $(5,535)    $(32,042)


See notes to financial statements.



                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                          Special
                                  Total        General    Limited    Limited


Balances at January 1, 1996    $(645,548)     $(15,692)  $(28,883)  $(601,579)

   Net loss for three months
     ended June 30, 1996         (32,042)         (352)      (609)    (31,081)


Balances at June 30, 1996      $(677,590)     $(16,044)  $(28,886)  $(632,660)



Balances at January 1, 1997    $(758,881)     $(16,939)  $(30,430)  $(711,512)

   Net loss for six months
     ended June 30, 1997          (5,535)          (61)      (105)     (5,369)

Balances at June 30, 1997      $(764,416)     $(17,000)  $(30,535)  $(716,881)


Number of ownership units         11,814           131        225      11,458



See notes to financial statements.


                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                            Six Months Ended June 30,

                                               1997            1996

Cash Flows From Operating Activities:
  Net loss                                 $ (5,535)        $(32,042)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
      operating activities:
    Distributions from
      Project Partnerships                  (52,764)         (26,763)
    Amortization                              3,065            3,065
  Change in assets and liabilities:
    Decrease in advances to
      Project Partnerships                    8,061           13,942
    Increase (decrease) in accounts payable   7,000           (7,000)
    Increase in payable to affiliates        63,435           57,318


Net Cash Provided By Operating Activities    23,262            8,520

Cash Flows From Investing Activities:
  Distributions from Project Partnerships    52,764           26,763

Increase In Cash                             76,026           35,283

Cash Beginning of Period                    366,271          371,220

Cash End of Period                         $442,297         $406,503



See notes to financial statements.




                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


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

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report for the year ended December 31, 1996. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the six months ended June 30, 1997, are not necessarily indicative of the results for the year ending December 31, 1997.

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


                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                        MANAGEMENT'S FINANCIAL DISCUSSION
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A). Due to all nine investments having reached zero by the year ended December 31, 1992, additional losses will not be reported for financial reporting purposes, consequently no fluctuations will occur in future financial statements from recognizing equity in the losses of Project Partnerships. However, losses in subsequent years will continue to be maintained separately for tax reporting purposes. The major source of future revenue to the Registrant will be distribution income received from the Project Partnerships. The Project Partnerships' ability to pay distributions is dependent upon the operating results and cash flow of each project. Other than that described below, no significant events occurred during the six months ended June 30, 1997 and June 30, 1996 that altered the Project Partnerships' ability to pay distributions to the Registrant.

The decrease in Distribution income for the three months ended June 30, 1997, compared to the three months ended June 30, 1996, is primarily due to a distribution received from one Project Partnership that paid its distribution in the first quarter of the current year compared to the second quarter of the previous year.

The increase in Distribution income for the six months ended June 30, 1997, compared to the six months ended June 30, 1996, is primarily due to distributions received in the current year from two Project Partnerships that did not pay distributions in the previous year.

The Registrant's ownership interest in five of the Project Partnerships (Colony Place, Florence Housing, Greentree Housing, Hawthorn Housing and Olympic Housing) is pledged as collateral in connection with promissory notes issued by the Project Partnerships. The promissory notes are due June 30, 1997,
December 31, 1997, December 31, 1999, December 31, 1996, and December 31, 2000, respectively.

The General Partner is negotiating an extension of Colony Place's promissory note, which matured on June 30, 1997, while pursuing a possible sale of the project.

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



                            PART II OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended June 30, 1997.




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


                              GULLEDGE REALTY INVESTORS II, L.P.

                                          By:GULL-AGE Properties, Inc.
                                             Managing General Partner




Date:  August 13, 1997                    By:/s/Robert L. Proost
                                              Robert L. Proost
                                              President and Treasurer