Form 10-Q
period 1997-09-30
GULLEDGE REALTY INVESTORS II L P
filed 1997-11-07
CIK 739626

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997 Commission file number 2-89185


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

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                  September 30,     December 31,
       ASSETS                          1997              1996


Cash and cash equivalents            $ 397,828         $366,271

Advances to Project Partnerships        61,536           62,158

Intangible assets,
  net of accumulated amortization       16,876           21,473


       Total Assets                  $ 476,240         $449,902




LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                     $   10,000        $    14,000

Payable to affiliates                 1,251,211          1,144,783

Capital contributions payable            50,000             50,000

       Total Liabilities              1,311,211          1,208,783

Partners' Capital (Deficit)            (834,971)          (758,881)

       Total Liabilities and
       Partners' Capital (Deficit)   $  476,240        $   449,902




See notes to financial statements.


                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                        Three Months Ended    Nine Months Ended
                          September 30,          September 30,
                         1997       1996         1997    1996
Revenue:

  Interest income      $   5,149   $  4,746   $  14,477  $  13,791

  Distributions                                  52,702     26,763

                           5,149      4,746      67,179     40,554

Expenses:

  Asset mgmt. fee         28,645     28,645      85,935     85,935

  Professional fees        4,124     17,526      11,553     24,526

  Amortization             1,532      1,532       4,597      4,597

  Operating expenses      41,403      9,017      41,184      9,512

                          75,704     56,720     143,269    124,570

Net loss                $(70,555)  $(51,974)   $(76,090)  $(84,016)


See notes to financial statements.


                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                                                          Special
                                     Total     General    Limited      Limited


Balances at January 1, 1996      $(645,548)   $(15,692)  $(28,277)  $(601,579)

   Net loss for nine months
     ended September 30, 1996      (84,016)       (924)    (1,596)    (81,496)


Balances at September 30, 1996   $(729,564)   $(16,616)  $(29,873)  $(683,075)



Balances at January 1, 1997      $(758,881)   $(16,939)  $(30,430)  $(711,512)

   Net loss for nine months
     ended September 30, 1997      (76,090)       (837)    (1,446)    (73,807)

Balances at September 30, 1997   $(834,971)   $(17,776)  $(31,876)  $(785,319)


Number of ownership units            11,814         131        225      11,458



See notes to financial statements.




                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 Nine Months Ended September 30,

                                                           1997          1996

Cash Flows From Operating Activities:
  Net loss                                              $(76,090)   $(84,016)
  Adjustments to reconcile net loss
    to net cash used in
     operating activities:
    Distributions from
      Project Partnerships                               (52,702)    (26,763)
    Amortization                                            4,597       4,597
  Change in assets and liabilities:
    Decrease (increase) in advances to
     Project Partnerships                                     622    (11,733)
    Decrease in accounts payable                          (4,000)     (3,500)
    Increase in payable to affiliates                     106,428     113,012


Net Cash Used In Operating Activities                    (21,145)     (8,403)

Cash Flows From Investing Activities:
  Distributions from
   Project Partnerships                                    52,702    (26,763)

Increase In Cash                                           31,557      18,360

Cash Beginning of Period                                  366,271     371,220

Cash End of Period                                      $ 397,828   $ 389,580





See notes to financial statements.




                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


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

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report for the year ended December 31, 1996. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the nine months ended September 30, 1997, are not necessarily indicative of the results for the year ending December 31, 1997.

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



                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                        MANAGEMENT'S FINANCIAL DISCUSSION
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A). Due to all investments having reached zero by the year ended December 31, 1992, additional losses will not be reported for financial reporting purposes, consequently no fluctuations will occur in future financial statements from recognizing equity in the losses of Project Partnerships. However, losses in subsequent years will continue to be maintained separately for tax reporting purposes. The major source of future revenue to the Registrant will be distribution income received from the Project Partnerships. The Project Partnerships' ability to pay distributions is dependent upon the operating results and cash flow of each project. Other than that described below, no significant events occurred during the nine months ended September 30, 1997 and September 30, 1996 that altered the Project Partnerships' ability to pay distributions to the Registrant.

The increase in Distribution income for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996, is primarily due to distributions received from two Project Partnerships that did not pay distributions in the prior year due to higher operating expenses. Professional fees decreased between the nine month periods primarily due to legal fees associated with preparing ballots to the limited partners in the prior year. Operating expenses increased during the nine month period ended September 30, 1997, compared to the nine month period ended September 30, 1996, primarily due to a negotiated payment to the prior general partner for prior years' fees that were not previously accrued due to uncertainty surrounding the timing and amount of the payment.

Fluctuations in the results of operations for the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996, were due to the same reasons as discussed for the nine month period ended September 30, 1997.

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

The General Partner negotiated an extension of Hawthorn Housing's promissory note, which came due on December 31, 1996, and is using the time to refinance the first mortgage. Proceeds from the refinancing will be used to make a partial payment to the noteholder. The remaining balance of the promissory note will be renegotiated with a new maturity date. The refinancing is expected to be completed in the fourth quarter of 1997.

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





                       GULLEDGE REALTY INVESTORS II, L.P.
                             (A LIMITED PARTNERSHIP)

                            PART II OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended September 30, 1997.






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


                              GULLEDGE REALTY INVESTORS II, L.P.

                                          By:GULL-AGE Properties, Inc.
                                              Managing General Partner




Date:  November 7, 1997                   By:/s/Robert L. Proost
                                              Robert L. Proost
                                              President and Treasurer