Form 10-K405
period 1997-12-31
GULLEDGE REALTY INVESTORS II L P
filed 1998-04-15
CIK 739626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                    FORM 10-K


(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended December 31, 1997

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from        to
Commission file number 2-89185

                          GULLEDGE REALTY INVESTORS II

          Virginia                              54-1191237
  (State of incorporation)         (I.R.S. Employer Identification No.)
One North Jefferson, St. Louis, Missouri          63103

                  Registrant's telephone number:  314-955-3000

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

   Gull-AGE Properties, Inc. ("General Partner"), a Delaware corporation, is the General Partner of the Registrant. The stock of the General Partner is owned by Gull-AGE Capital Group, Inc., whose stock was originally owned 50% by the Gulledge Corporation ("Gulledge"), the former General Partner, and 50% by A.G. Edwards, Inc. ("Edwards"), a St. Louis-based financial services holding company. In March of 1988, Edwards, through an affiliate, acquired all the shares of Gull-AGE Capital Group, Inc. formerly held by Gulledge. Edwards' principal subsidiary, A.G. Edwards & Sons, Inc., a securities and commodities broker-dealer, was a principal distributor of Units of the Registrant. As a result, neither the General Partner nor Gull-AGE Capital Group, Inc. has any current affiliation with Gulledge.

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

   As of December 31, 1997, the Registrant has investments in Project
Partnerships which own the Projects listed below:

                         Year   Housing     Original      Offering   Acquisition     Government
    PROJECT           Complete   Units     Mortgages      Proceeds       Fees        Programs

1. Carriage House          1973   240   $  4,860,050   $  2,175,000   $  195,750   HUD Section
   of Florence Apts.                                                               236
   Florence, KY

2. Olympic Village Apts.   1977   320   $  5,989,253   $  2,720,000   $  244,800   HUD Sections
   Chicago Heights, IL                                                             8 and
                                                                                   221(d)(4);
                                                                                   Illinois HDA

3. Hawthorn Ridge Apts.    1977   176   $  4,196,243   $  1,836,000   $  164,700   HUD Section
   Woodbridge, IL                                                                  8; IL HDA

4. Greentree Apts.         1977   100   $  1,783,912   $    591,250   $   53,200   HUD Sections
   Wilmington, NC                                                                  8 and 236

5. Colony Place Apts.      1970   100   $  1,744,265   $    598,750   $   53,950   HUD Sections
   Fayetteville, NC                                                                8 and 236

6. Country Oaks Apts.      1986    36   $  1,054,350   $    264,000   $   23,760   FmHA 515
   Somerville, TN

7. Rancho Vista Apts.      1986    28   $    992,920   $    239,500   $   21,500   FmHA 515
   Wickenburg, AZ

8. Pine West Apts.         1986    48   $  1,282,500   $    300,000   $   27,000   FmHA 515
   Indianola, MS
                                1,238   $ 24,129,046   $ 10,174,500   $  915,160

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

                               Average Effective
                                 Occupancy            Monthly Rental

           Project              1997     1996        1997    1996

Carriage House of Florence       98%      96%        $349    $324

Olympic Village Apts.            96%      96%        $804    $797

Hawthorn Ridge Apts.             97%      97%        $762    $752

Greentree Apts.                  98%      98%        $328    $328

Colony Place Apts.               96%      96%        $302    $299

Country Oaks Apts.               94%      96%        $224    $224

Rancho Vista Apts.               96%      98%        $290    $290

Pine West Apts.                  94%      93%        $264    $264

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

   As of December 31, 1997, the number of holders of units was 1,039.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                Year Ended December 31,

                                   1997          1996          1995        1994         1993

 Income from Distributions
  and Other Miscellaneous
  Revenue                     $     73,251   $   45,946  $   83,495   $  109,886  $    13,434
 Equity Losses of Project
  Partnerships                 (2,695,167)          -0-         -0-          -0-          -0-

 Operating Expenses               (248,899)    (159,279)   (132,509)    (142,197)    (137,285)

 Net Loss                      $(2,870,815)   $(113,333)  $ (49,014)   $ (32,311)  $ (123,851)

 Investment in Project
 Partnerships                  $    976,602   $    -0-    $     -0-    $     -0-   $      -0-

 Total Assets                  $  1,498,463   $  449,902  $  448,855   $  387,789  $   303,545

 Net Loss per
 partnership unit              $      (243)   $     (10)  $      (4)   $      (3)  $      (10)

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
       RESULT OF OPERATIONS.

   The net loss for 1997 was $2,870,815 compared to $113,333 for 1996 and $49,014 for 1995 (see Items 6 and 14(a)1). The net loss for 1997 increased by $2,757,482 which is primarily due to the Registrant recognizing losses from one Project Partnership (Hawthorn) that had not been recognized in prior years. This occurred due to the transaction described in the following two paragraphs.

During 1997, Hawthorn refinanced its mortgage and used the proceeds to make a partial payment to the holder of a promissory note. The remaining balance of the promissory note ($3,748,687) was assumed by the Registrant. Payment terms are very similar to when Hawthorn held the promissory note. The promissory note bears simple interest at a rate of 9%. Principal and interest payments can only be made from distributions received from Hawthorn. The Registrant is not required to use distributions from any other Project Partnerships to make payments on this promissory note.

In conjunction with the assumption of the promissory note, the Registrant recorded an investment in Hawthorn equal to the balance of the promissory note assumed. Following the equity method of accounting for investments in project partnerships, the Registrant was then required to reduce the investment balance by previously unrecognized losses from Hawthorn. Recognition of prior years' unrecorded losses of $2,695,167 is the primary reason for the large increase in net loss for 1997 compared to prior years. See footnote F of Item 14(a)1 for more information.

Distribution income received from all the Project Partnerships was $52,702 in 1997 compared to $26,763 in 1996 and $63,895 in 1995. Income from distributions increased in 1997 compared to 1996 primarily due to two Project Partnerships that paid distributions in 1997 but did not pay distributions in 1996. Distribution income decreased and the net loss increased in 1996 compared to 1995 primarily due to a decrease in distribution income received from one Project Partnership (Olympic). Under the terms of a renegotiated promissory note, the noteholder now receives a greater portion of Olympic's surplus cash as partial payment of the annual interest due on the promissory note.

Operating expenses increased in 1997 compared to prior years primarily due to two items: interest expense on the promissory note assumed from Hawthorn as described earlier and additional expenses related to a settlement of outstanding items with the Former General Partner.

The accounting for an investment in a Project Partnership involves decreasing the Registrant's investment in each Project Partnership by the Registrant's share of the Project Partnership's loss until that investment reaches zero. Losses incurred by a Project Partnership subsequent o the Registrant's investment reaching zero are not reflected in the Registrant's financial statements until such time as the Project Partnership reports net income.
Losses reported from the Project Partnerships are primarily the result of depreciation expense and interest expense incurred on nonrecourse government backed debt and nonrecourse secondary financing loans. These losses, in and of themselves, do not accurately portray the surplus cash or excess cash (as defined by HUD and Farmers' Home regulations) generating potential of the projects, such surplus cash being available for distribution to the partners of the Project Partnerships. The Registrant treats distributions as income, if the investment in the Project Partnership is zero, or as a return or withdrawal of capital invested in the Project Partnership, if the investment is above zero.

As of December 31, 1992, all investments in Project Partnerships were reduced to a zero book basis; therefore, subsequent losses were not reported for financial statement purposes. Now that the Registrant has a book basis in Hawthorn, as discussed earlier, losses from Hawthron will be reported for financial statement purposes until the book basis is reduced to zero. Tax basis losses from all the Project Partnerships remain available to the Registrant's investors.

The Registrant's ownership interest in several of the Project Partnerships is pledged as collateral in connection with promissory notes issued by the Project Partnerships. The General Partner attempts to refinance the promissory notes as they come due in order to avoid foreclosure by the noteholders and to continue to defer the adverse tax consequences that would result from foreclosure. If the General Partner were ever unable to renegotiate a promissory note, the noteholder would likely exercise his rights to the collateral and seize the Project Partnership. This would cause the Registrant to realize a gain for tax purposes primarily due to the recapture of accelerated depreciation taken in prior years.

The assets of the Registrant are illiquid. The primary source of cash to finance day-to-day operations is from distributions, if any, to the Registrant from the Project Partnerships. Due to a low volume of transactional activity, the Registrant's need for cash to finance day-to-day operations is minimal. The ability to sell the Registrant's assets, i.e. the Project Partnerships, is limited by the overall market conditions in the geographic areas where the Projects operate and, potentially, the ability of the Projects to qualify for Low Income Housing Tax Credits. In addition, the purchase of these interests was intended, and remains, to be for long-term investment purposes.

The distribution received from Project Partnerships in a given year is affected by regulatory restrictions and limitations and by the operations of the Project Partnerships. Operations of the Project Partnerships is, in turn, affected by several factors, among which are:

Inflation and changing economic conditions involving the management and ownership of rental real estate. Vacancy levels, rental payment defaults and operating expenses are all dependent on general and local economic conditions. Shifts in these conditions could impact operating results of the Project Partnerships.

The need for capital additions or improvements may limit the amount of cash available for distribution.

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

             Name                         Position

          Robert L. Proost              Director, President and
                                          Treasurer

          Robert J. Herleth             Vice President and
                                          Assistant Secretary

          Douglas L. Kelly              Secretary

          Eugene J. King                Assistant Treasurer

   Robert L. Proost, age 60, has been a Director of the General Partner, President and Treasurer since March 1, 1997. Mr. Proost succeeds
David W. Mesker who retired on February 28, 1997. Mr. Proost has been Treasurer of Edwards since March 1, 1997. He is currently Treasurer, Corporate Vice President, Assistant Secretary and Director of Administration of A.G. Edwards & Sons, Inc., of which he has been an employee since 1988. Prior to joining A.G. Edwards & Sons, Inc. he was a partner in Peper, Martin, Jensen, Maichel and Hetlage, a St. Louis area law firm. He is also President of A.G.E. Realty Corp., the Special Limited Partner, which owns other real estate properties and interests, and President of The Ceres Investment Company, a wholly-owned subsidiary of A.G. Edwards & Sons, Inc., which serves as general partner in several limited partnerships which invest in commodities futures.

   Robert J. Herleth, age 45, is a Vice President of the General Partner and manages the operations of the General Partner. Mr. Herleth joined A.G.
Edwards & Sons, Inc., an affiliate of the General Partner, in 1980. Since then he has specialized in the areas of real estate and finance. He is also Vice President of A.G.E. Realty Corp., the Special Limited Partner, which owns other real estate properties and interests and Vice President of Edwards Development Corporation which serves as general partner for a limited partnership that owned a large apartment project in Indianapolis, Indiana, that was sold in 1996.
Prior to joining A.G. Edwards & Sons, Inc., Mr. Herleth was employed by Pantheon Corporation, a St. Louis area real estate development firm.

   Douglas L. Kelly, age 49, is Secretary of the General Partner. Mr. Kelly succeeds Ronald E. Buesinger who retired on February 28, 1994. Mr. Kelly joined A.G. Edwards & Sons, Inc., an affiliate of the General Partner, on January 1, 1994 and serves as Director, Vice President, Corporate Secretary and Director of Law and Compliance. Prior to joining A.G. Edwards & Sons, Inc., Mr. Kelly was a partner in Peper, Martin, Jensen, Maichel & Hetlage, a St. Louis area law firm, where he served as outside counsel to A.G. Edwards & Sons, Inc. for eight years.

   Eugene J. King, age 66, is the Assistant Treasurer of the General Partner. Mr. King joined A.G. Edwards & Sons, Inc., an affiliate of the General Partner in 1971 as Corporate Controller. He also serves as Director and Senior Vice President of A.G. Edwards & Sons, Inc.

   The General Partner does not have any standing audit, nominating or compensation committees.

ITEM 11.  EXECUTIVE COMPENSATION.

   Under the provisions of the Registrant's Limited Partnership Agreement, the General Partner is entitled to receive an asset management fee (an annual cumulative amount of $114,580) and a program management fee (an annual noncumulative amount up to $59,250). The amount of these fees paid during 1997 were $0 for the asset management fee and $0 for the program management fee. The accumulated amount of these fees accrued but not paid to the General Partner at December 31, 1997 are $1,031,140 and $0, respectively. Additionally, $246,964 of accrued asset management fees remain unpaid to a former General Partner. The ability to pay the program management fee is limited by payment of priority items as outlined in the Registrant's Limited Partnership Agreement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

   The General Partner owns a 1.1% interest in the Registrant and its affiliate, A.G.E. Realty Corporation, owns a 0.10% interest in the Partnership as Special Limited Partner. As of December 31, 1997, no person was known by the Registrant to be the beneficial owner of more than a 5% interest in the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   An affiliate of Gull-AGE Properties, Inc., A.G.E. Realty Corp. holds a .10% interest in the Registrant as a Special Limited Partner.

   Please refer to Item 11 for additional information.

                                     PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)       The following financial statements are included:

       1. Financial Statements of the Registrant (filed herewith as Exhibit 13).

          Independent Auditors' Report.

          Balance Sheets as of December 31, 1997 and 1996.

          Statements of Operations for the three years in the period ended December 31, 1997.

          Statements of Changes in Partners' Capital (Deficit) for the three years in the period ended December 31, 1997.

          Statements of Cash Flows for the three years in the period ended December 31, 1997.

          Notes to Financial Statements.

       Financial Statements of Unconsolidated Limited Partnership meeting requirements of significant subsidiary/investee (Exhibit 21).

       Material Contract (filed herewith as Exhibit 10)

       No financial schedules are applicable.

       Management will provide, without charge, a copy of the Registrant's annual report on Form 10-K.

(b)    Reports on Form 8-K:

       There were no reports filed on Form 8-K for the year ended December 31, 1997.




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 13, 1998                GULLEDGE REALTY INVESTORS II
                                           (Registrant)

                              By:  Gull-AGE Properties, Inc.
                                 (General Partner)




                              By:/s/Robert L. Proost
                                 Robert L. Proost
                                 President & Treasurer
                                   & Director


                              By:/s/Robert J. Herleth
                                 Robert J. Herleth
                                 Vice President


                              By:/s/Eugene J. King
                                 Eugene J. King
                                 Assistant Treasurer