Form 10-Q
period 1998-03-31
GULLEDGE REALTY INVESTORS II L P
filed 1998-05-13
CIK 739626

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998     Commission file number 2-89185


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

PART II.  OTHER INFORMATION

          SIGNATURES



                                 BALANCE SHEETS
                                   (UNAUDITED)


                                    March 31,       December 31,
       ASSETS                          1998              1997


Cash and cash equivalents            $   496,017     $    490,764

Advances to Project Partnerships          32,012           31,097

Investment in Project
 Partnership (Note B)                    976,602          976,602


       Total Assets                  $ 1,504,631     $  1,498,463




LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                     $     9,000     $      7,000

Payable to affiliates                  1,307,664        1,278,104

Note payable (Note B)                  3,876,245        3,793,055

Capital contributions payable             50,000           50,000

       Total Liabilities               5,242,909        5,128,159

Partners' Capital (Deficit)           (3,738,278)     (3,629,696)

       Total Liabilities and
         Partners' Capital (Deficit) $ 1,504,631     $  1,498,463




See Notes to Financial Statements.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                        Three Months Ended
                                            March 31,
                                       1998            1997

   Revenue:

     Interest income                $  5,253        $  4,014

     Distributions                                    39,913
                                       5,253          43,927

   Expenses:

     Asset management fee             28,645          28,645

     Professional fees                 2,000           3,500

     Operating expenses                                   31

     Amortization                                      1,532

     Interest expense (Note B)        83,190

                                     113,835          33,708

   Net (loss) income              $ (108,582)      $  10,219




See Notes to Financial Statements.


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                  Special
                                      Total         General       Limited         Limited

Balances at January 1, 1997     $   (758,881)     $ (16,939)     $(30,430)   $   (711,512)

   Net income for three months
       ended March 31, 1997            10,219            112          194            9,913


Balances at March 31, 1997      $   (748,662)     $ (16,827)     $(30,236)   $   (701,599)




Balances at January 1, 1998     $ (3,629,696)     $ (48,518)     $(84,975)   $ (3,496,203)

   Net loss for three months
       ended March 31, 1998         (108,582)        (1,194)      (2,063)        (105,325)

Balances at March 31, 1998      $ (3,738,278)     $ (49,712)     $(87,038)   $ (3,601,528)


Number of ownership units              11,814            131          225           11,458



See Notes to Financial Statements.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                              Three Months Ended
                                                  March 31,

                                              1998        1997

Cash Flows From Operating Activities:
  Net (loss) income                       $(108,582)   $  10,219
  Adjustments to reconcile net
       (loss) income to net cash
       provided by operating activities:
     Distributions from
       Project Partnerships                             (39,913)
     Amortization                                          1,532
  Change in assets and liabilities:
     (Increase) decrease in advances
       to Project Partnerships                (915)        7,200
     Increase in accounts payable             2,000        3,500
     Increase in payable to affiliates       29,560       28,675
     Increase in interest payable            83,190

Net Cash Provided By Operating Activities     5,253       11,213

Cash Flows From Investing Activities -
  Distributions from Project Partnerships                 39,913

Net Increase In Cash and Cash Equivalents     5,253       51,126

Cash and Cash Equivalents
  Beginning of Period                       490,764      366,271

Cash and Cash Equivalents
  End of Period                           $ 496,017    $ 417,397




See Notes to Financial Statements.


                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


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

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended December 31, 1997. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the three months ended March 31, 1998, are not necessarily indicative of the results for the year ending December 31, 1998.

Investments in Project Partnerships

Investments in Project Partnerships are accounted for using the equity method of accounting. Under the equity method, investments are reflected at cost, adjusted for the Registrant's share of the Project Partnerships' income or loss and distributions, if any. The Registrant is under no obligation to contribute additional capital or to lend monies necessary to fund cash flow deficiencies of the Project Partnerships because the Registrant is a limited partner in such partnerships. As a result, the investment account was not reduced below zero. As of December 31, 1992, all of the original balances in the Project Partnership investment accounts had reached zero. Losses in subsequent years will be maintained separately for tax purposes. These losses are available to be applied toward any possible future income from these partnerships. Any distributions from the Project Partnerships will be recognized as income in the year received.
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                                   (Continued)


Cash and Cash Equivalents

Cash equivalents consist of interest bearing money market account balances.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated.

Income Taxes

No provision has been made for income taxes as they are the responsibility of each partner. Profits (or gains) and losses of the Registrant are allocated to the partners in accordance with the partnership agreement.


Note B    Investment in Project Partnership and Note Payable

The Hawthorn project partnership refinanced its mortgage during 1997. Proceeds from the refinancing were used to make a partial payment on the promissory note which had come due December 31, 1996. The remaining balance of the promissory note was renegotiated. The mortgage was refinanced under HUD regulations which limit the amount of debt that can be collateralized by the project. Accordingly, HUD would not approve the mortgage refinance unless the promissory note was no longer a liability of the project. Therefore, the general partner of the Registrant and the noteholder agreed to have the promissory note assumed by the Registrant. The promissory note is now collateralized by the partners' interests in the Hawthorn project partnership. Principal and interest due on the promissory note are only payable from surplus cash received by the Registrant from the Hawthorn project partnership. The Registrant is not required to make any payments from surplus cash it receives from any other project. The promissory note plus accrued interest totaled $3,876,244 at March 31, 1998, and bears simple interest at a rate of 9%. Any principal and interest remaining unpaid on June 30, 2002, will be due in full.


                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                                   (Continued)


In conjunction with assuming the liability for the promissory note, the Registrant also recorded a corresponding investment in Hawthorn. The investment account was then reduced by previously unrecorded losses of Hawthorn in accordance with the equity method of accounting. The investment account will be reduced in future years by the Registrant's share of any additional losses from Hawthorn as reported on Hawthorn's annual audited financial statements. This investment account will also be reduced whenever the Registrant receives a distribution from Hawthorn. Therefore, until the investment account is reduced to zero, the Registrant will not recognize distribution income in future years from the Hawthorn project partnership.


                        MANAGEMENT'S FINANCIAL DISCUSSION
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A). As more fully described in Note B, the Registrant assumed a promissory note that had previously been held by the Hawthorn project partnership. Interest expense on the assumed promissory note is the primary reason for the increase in net loss for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

The decrease in distribution income for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 is due to the fact that no project partnership had paid a distribution by March 31, 1998.

The promissory note that was assumed from Hawthorn bears simple interest at a rate of 9%. Principal and interest totaled $3,876,244 at March 31, 1998. Principal and interest can only be paid from distributions received from Hawthorn. The Registrant is not required to use distributions from any other Project Partnership to make payments on this promissory note.

The Registrant's ownership interest in four other Project Partnerships (Colony Place, Florence Housing, Greentree Housing and Olympic Housing) is pledged as collateral in connection with promissory notes issued by the Project Partnerships. The Colony Place promissory note was due June 30, 1997. To date, the noteholder has not responded to the general partner's attempts at renegotiation. Although this promissory note is technically in default, the noteholder has not yet made demand of payment. The impact of a foreclosure by the noteholder will be minimal to the Registrant since the investment in Colony Place was reduced to zero several years ago and Colony Place has never paid cash distributions. However, there could be significant tax consequences to investors if the general partner is unsuccessful in extending the maturity date of the promissory note.

The three remaining promissory notes have various maturity dates ranging from December 31, 1998 to December 31, 2000. Although the general partner has successfully extended the maturity dates of these notes in the past, there can be no guarantee that it will be successful in future negotiations. If the general partner is unsuccessful in renegotiating these promissory notes when due, the Registrant could lose its ownership interest in the Project Partnerships. The impact on the Registrant's operations could be significant as these Project Partnerships frequently pay cash distributions to the Registrant. As in the case of Colony Place discussed above, the tax consequences to investors could be significant.


                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                                   (Continued)


                            PART II OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended March 31, 1998.




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


                              GULLEDGE REALTY INVESTORS II, L.P.

                                         By:GULL-AGE Properties, Inc.
                                             Managing General Partner




Date:  May 13, 1998                      By: /s/Robert L. Proost
                                             Robert L. Proost
                                             President and Treasurer