Form 10-Q
period 1998-06-30
GULLEDGE REALTY INVESTORS II L P
filed 1998-08-13
CIK 739626

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998 Commission file number 2-89185


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

PART II.  OTHER INFORMATION

          SIGNATURES

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                         June 30,       December 31,
       ASSETS                              1998             1997


Cash and cash equivalents             $    447,830      $   490,764

Advances to Project Partnerships            14,116           31,097

Investment in Project Partnership
    (Note B)                               519,347          976,602


       Total Assets                   $    981,293      $ 1,498,463




LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                      $     26,000      $     7,000

Payable to affiliates                    1,214,489        1,278,104

Note payable (including
accrued and unpaid interest
of $73,222 and $44,368) (Note B)         3,566,818        3,793,055

Capital contributions payable               50,000           50,000

       Total Liabilities                 4,857,307        5,128,159

Partners' Capital (Deficit)            (3,876,014)      (3,629,696)

       Total Liabilities and
         Partners' Capital (Deficit)  $    981,293      $ 1,498,463




See Notes to Financial Statements.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                               Three Months Ended     Six Months Ended
                                    June 30,               June 30,
                                1998       1997        1998        1997

Revenue:

  Interest income          $    6,524   $  5,251   $   11,777  $   9,265

  Distributions                32,183     12,851       32,183     52,764
    Total Revenue              38,707     18,102       43,960     62,029

Expenses:

  Asset management fee         28,645     28,645       57,290     57,290

  Professional fees            69,000      3,500       71,000      7,000

  Amortization                             1,532                   3,065

  Operating expenses               30        180           30        209

  Interest expense
   (Note B)                    78,768                 161,958

     Total Expenses           176,443     33,857      290,278     67,564

Net loss                   $(137,736)   $(15,755)  $(246,318)  $ (5,535)



See Notes to Financial Statements.


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                    Special
                                       Total          General       Limited         Limited

Balances at January 1, 1997      $   (758,881)    $  (16,939)    $ (30,430)     $  (711,512)

   Net loss for six months
     ended June 30, 1997               (5,535)           (61)         (105)          (5,369)

Balances at June 30, 1997        $   (764,416)    $  (17,000)    $ (30,535)     $  (716,881)

Balances at January 1, 1998      $ (3,629,696)    $  (48,518)    $ (84,975)     $(3,496,203)

   Net loss for six months
     ended June 30, 1998             (246,318)        (2,709)       (4,680)        (238,929)

Balances at June 30, 1998        $ (3,876,014)    $  (51,227)    $ (89,655)     $(3,735,132)


Number of ownership units               11,814            131           225           11,458


See Notes to Financial Statements.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                               Six Months Ended
                                                   June 30,

                                                1998         1997

Cash Flows From Operating Activities:
  Net loss                                 $(246,318)    $ (5,535)
  Adjustments to reconcile net loss
    to net cash (used in) provided by
    operating activities:
     Distributions from zero basis
       Project Partnerships                  (32,183)     (52,764)
     Amortization                                           3,065
  Change in assets and liabilities:
     Decrease in advances to
       Project Partnerships                   16,981        8,061
     Increase in accounts payable             19,000        7,000
     (Decrease) increase in payable
       to affiliates                         (63,615)      63,435

Net Cash (Used In) Provided By
      Operating Activities                  (306,135)      23,262

Cash Flows From Investing Activities:
  Distributions from all
    Project Partnerships                     489,438       52,764

Cash Flows From Financing Activities:
  Decrease in note payable                  (255,091)
  Increase in interest payable                28,854

Net Cash Used In Financing Activities       (226,237)

(Decrease) Increase In Cash                  (42,934)      76,026

Cash Beginning of Period                     490,764      366,271

Cash End of Period                         $ 447,830    $ 442,297



See Notes to Financial Statements.


                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


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

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended December 31, 1997. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the six months ended June 30, 1998, are not necessarily indicative of the results for the year ending December 31, 1998.

Investments in Project Partnerships

Investments in Project Partnerships are accounted for using the equity method of accounting. Under the equity method, investments are reflected at cost, adjusted for the Registrant's share of the Project Partnerships' income or loss and distributions, if any. The Registrant is under no obligation to contribute additional capital or to lend monies necessary to fund cash flow deficiencies of the Project Partnerships because the Registrant is a limited partner in such partnerships. As a result, the investment accounts are not reduced below zero. Except for the investment in Hawthorn (see Note B), all the investment accounts have a zero balance. Losses in subsequent years will be maintained separately for tax purposes. These losses are available to be applied toward any possible future income from these partnerships. Any distributions from the Project Partnerships will be recognized as income in the year received.

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


Note B  Investment in Project Partnership and Note Payable

The Hawthorn project partnership refinanced its mortgage during 1997. Proceeds from the refinancing were used to make a partial payment on the promissory note which had come due December 31, 1996. The remaining balance of the promissory note was renegotiated. The mortgage was refinanced under HUD regulations which limit the amount of debt that can be collateralized by the project. Accordingly, HUD would not approve the mortgage refinance unless the promissory note was no longer a liability of the project. Therefore, the general partner of the Registrant and the noteholder agreed to have the promissory note assumed by the Registrant. The promissory note is now collateralized by the partners' interests in the Hawthorn project partnership. Principal and interest due on the promissory note are only payable from surplus cash received by the Registrant from the Hawthorn project partnership. The Registrant is not required to make any payments from surplus cash it receives from any other project. The promissory note bears simple interest at a rate of 9%. Any principal and interest remaining unpaid on June 30, 2002, will be due in full.

In conjunction with assuming the liability for the promissory note, the Registrant also recorded a corresponding investment in Hawthorn. The investment account was then reduced by previously unrecorded losses of Hawthorn in accordance with the equity method of accounting. The investment account will be reduced in current and future years by the Registrant's share of any additional losses from Hawthorn as reported on Hawthorn's annual audited financial statements. This investment account will also be reduced whenever the Registrant receives a distribution from Hawthorn. Therefore, until the investment account is reduced to zero, the Registrant will not recognize distribution income in future years from the Hawthorn project partnership.

In April 1998, the Registrant received a distribution of $457,255 from Hawthorn and, following the equity method of accounting, recorded the distribution as a reduction of the investment in Hawthorn. From these funds, the Registrant made principal and interest payments on the promissory note of $255,091 and $133,104, respectively. The funds were also used to pay consulting fees to an affiliate of the noteholder and to the general partner of the Registrant, as required by the promissory note. The annual, cumulative fees are $25,000 and $19,000, respectively. The remaining funds were retained by the Registrant.

                        MANAGEMENT'S FINANCIAL DISCUSSION
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


The Registrant is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A).

The Registrant assumed a promissory note that had previously been held by the Hawthorn Project Partnership (see Note B). Interest expense on the assumed promissory note and consulting fees associated with the promissory note are the primary reasons for the increase in net loss for the six months and three months ended June 30, 1998 compared to the six months and three months ended June 30, 1997.

The decrease in distribution income for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 is primarily due to the fact that distributions from the Hawthorn project partnership are now recorded as a reduction of the investment account. The increase in distribution income for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 is primarily due to distributions received later in 1998 than in 1997. The increase in professional fees expense for the six months and three months ended June 30, 1998 compared to the six months and three months ended June 30, 1997 is primarily due to the consulting fees described in Note B.

The Registrant's ownership interest in four other Project Partnerships (Colony Place, Florence Housing, Greentree Housing and Olympic Housing) is pledged as collateral in connection with promissory notes issued by the respective Project Partnerships. The Colony Place promissory note was due June 30, 1997. To date, the noteholder has not responded to the general partner's attempts at renegotiation. Although this promissory note is technically in default, the noteholder has not yet made demand of payment. The impact of a foreclosure by the noteholder will be minimal to the Registrant since the investment in Colony Place was reduced to zero several years ago and Colony Place has never paid cash distributions. However, there could be significant adverse tax consequences to investors if the general partner is unsuccessful in extending the maturity date of the promissory note.

The three remaining promissory notes have various maturity dates ranging from December 31, 1998 to December 31, 2000. Although the general partner has successfully extended the maturity dates of these notes in the past, there can be no guarantee that it will be successful in future negotiations. If the general partner is unsuccessful in renegotiating these promissory notes when due, the Registrant could lose its ownership interest in the Project Partnerships. The impact on the Registrant's operations could be significant as these Project Partnerships frequently pay cash distributions to the Registrant. As in the case of Colony Place discussed above, the adverse tax consequences to investors could be significant.




                            PART II OTHER INFORMATION



Item 6:  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended June 30, 1998.




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


                              GULLEDGE REALTY INVESTORS II, L.P.

                                      By:GULL-AGE Properties, Inc.
                                         Managing General Partner




Date:  August 13, 1998                   By:  /s/Robert L. Proost
                                         Robert L. Proost
                                         President and Treasurer