Form 10-Q
period 1998-09-30
GULLEDGE REALTY INVESTORS II L P
filed 1998-11-12
CIK 739626

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998 Commission file number 2-89185


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

PART II.  OTHER INFORMATION

          SIGNATURES




                                 BALANCE SHEETS
                                   (UNAUDITED)


                                   September 30,    December 31,
       ASSETS                           1998              1997


Cash and cash equivalents          $   453,182     $    490,764

Advances to Project Partnerships        15,619           31,097

Investment in Project
       Partnership Note B)             519,347          976,602


       Total Assets                $   988,148     $  1,498,463



LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                   $    39,000     $      7,000

Payable to affiliates                1,247,705        1,278,104

Note payable (including
 accrued and unpaid interest of
 $152,474 and $44,368) (Note B)      3,646,070        3,793,055

Capital contributions payable           50,000           50,000

       Total Liabilities             4,982,775        5,128,159

Partners' Capital (Deficit)        (3,994,627)      (3,629,696)

       Total Liabilities and
         Partners' Capital
        (Deficit)                  $   988,148     $  1,498,463



See Notes to Financial Statements.


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                          Three Months Ended    Nine Months Ended
                            September 30,          September 30,
                           1998       1997         1998    1997

Revenue:

  Interest income    $    5,596    $  5,149   $   17,373  $  14,477

  Distributions                                   32,183     52,702
                          5,596       5,149       49,556     67,179

Expenses:

  Asset mgnt. fee        28,645      28,645       85,935     85,935

  Professional fees      13,000       4,124       84,000     11,553

  Amortization                        1,532                   4,597

  Operating expenses      3,312      41,403        3,342     41,184

  Interest expense
   (Note B)              79,252                  241,210

                        124,209      75,704      414,487    143,269

Net loss             $ (118,613)   $(70,555)  $ (364,931)  $(76,090)


See Notes to Financial Statements.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                               Special
                                 Total         General         Limited       Limited

Balances at Jan. 1, 1997   $   (758,881)     $ (16,939)     $ (30,430)  $   (711,512)

   Net loss for
    nine months ended
    September 30, 1997          (76,090)          (837)        (1,446)       (73,807)


Balances at
 September 30, 1997        $   (834,971)     $ (17,776)     $ (31,876)  $   (785,319)




Balances at
 January 1, 1998           $ (3,629,696)     $ (48,518)     $ (84,975)  $ (3,496,203)

   Net loss for
    nine months ended
    September 30, 1998         (364,931)        (4,014)        (6,934)      (353,983)

Balances at
    September 30, 1998     $ (3,994,627)     $ (52,532)     $ (91,909)  $ (3,850,186)


Number of
 ownership units                 11,814            131            225         11,458

See Notes to Financial Statements.


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   Nine Months Ended
                                                     September 30,

                                                 1998            1997

Cash Flows From Operating Activities:
  Net loss                                   $(364,931)     $  (76,090)
  Adjustments to reconcile net loss
    to net cash used in
     operating activities:
     Distributions from zero basis
       Project Partnerships                    (32,183)        (52,702)
     Amortization                                                4,597
  Change in assets and liabilities:
     Decrease in advances to
      Project Partnerships                      15,478             622
     Increase (decrease) in accts payable       32,000          (4,000)
     (Decrease) increase in
        payable to affiliates                  (30,399)        106,428
     Increase in interest payable              108,106

Net Cash Used In Operating Activities         (271,929)        (21,145)

Cash Flows From Investing Activities:
  Distributions from all
   Project Partnerships                        489,438          52,702

Cash Flows From Financing Activities:
  Payment on note payable                     (255,091)

(Decrease) Increase In Cash                    (37,582)         31,557

Cash Beginning of Period                       490,764         366,271

Cash End of Period                          $  453,182     $   397,828


See Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


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

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended December 31, 1997. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the nine months ended September 30, 1998, are not necessarily indicative of the results for the year ending December 31, 1998.

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

                        MANAGEMENT'S FINANCIAL DISCUSSION
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


The Registrant is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A).

The Registrant assumed a promissory note that had previously been held by the Hawthorn Project Partnership (see Note B). Interest expense on the assumed promissory note and consulting fees associated with the promissory note are the primary reasons for the increase in net loss for the nine months and three months ended September 30, 1998 compared to the nine months and three months ended September 30, 1997.

The decrease in distribution income for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 is primarily due to the fact that distributions from the Hawthorn project partnership are now recorded as a reduction of the investment account. The increase in professional fees expense for the nine months and three months ended September 30, 1998 compared to the nine months and three months ended September 30, 1997 is primarily due to the consulting fees described in Note B. The decrease in operating expenses for the nine months and three months ended September 30, 1998 compared to the nine months and three months ended September 30, 1997 is primarily due to a negotiated payment made in 1997 to the prior general partner for prior years' fees that were not accrued due to uncertainty surrounding the timing and amount.

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

YEAR 2000

The "Year 2000" issue arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not accurately calculate dates beyond 1999, causing system failures. The Registrant's use of computers involves maintaining its accounting records and creating quarterly and annual reports. The worst case scenario would require that the accounting records and reports be created manually. The Registrant's efforts to remediate the Year 2000 issues are proceeding according to plan. The Registrant expects to complete its efforts before the end of 1999. The costs of these efforts will be paid by the General Partner of the Registrant. The Project Partnerships are all proceeding with their remediation efforts and expect to be fully compliant by the year 2000.


                            PART II OTHER INFORMATION



Item 6:  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended September 30, 1998.




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


                              GULLEDGE REALTY INVESTORS II, L.P.

                                      By:GULL-AGE Properties, Inc.
                                         Managing General Partner




Date:  November 12, 1998                 By:/S/Robert L. Proost
                                         Robert L. Proost
                                         President and Treasurer