Form 10-K405
period 1998-12-31
GULLEDGE REALTY INVESTORS II L P
filed 1999-04-15
CIK 739626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                    FORM 10-K


(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended December 31, 1998

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


   As of December 31, 1998, the Registrant has investments in Project Partnerships which own the Projects listed below:

                Year Housing  Original OfferingAcquisitionGovernment
     PROJECT  Completed  Units  MortgagesProceeds    Fees         Programs

1.Carriage House1973  240 $4,860,050 $2,175,000   $ 195,750      HUD Section
 of Florence Apts.                                               236
 Florence, KY

2.Olympic Village    1977   320     $  5,989,253    $  2,720,000 $    244,800
HUD Sections
 Chicago Heights, IL                                                  8 and
                                                                 221(d)(4);
                                                                 Illinois HDA

3.Hawthorn Ridge1977  176   $4,196,243 $1,836,000   $  164,700   HUD Section
 Woodbridge, IL                                                  223(F)

4.Greentree   1977    100   $1,783,912 $591,250 $53,200     HUD Sections
 Wilmington, NC                                        8 and 236

5.Colony Place1970    100   $1,744,265 $598,750 $53,950     HUD Sections
 Fayetteville, NC                                      8 and 236

6.Country Oaks 1986     36    $1,054,350     $  264,000     $    23,760    FmHA
515
 Somerville, TN

7.Rancho Vista 1986     28    $992,920 $239,500 $21,500     FmHA 515
 Wickenburg, AZ

8.Pine West  1986      48   $1,282,500 $ 300,000    $  27,000    FmHA 515
 Indianola, MS
                     1,238    $24,129,046    $  10,174,500  $    915,160

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


                              Average Effective
                                Occupancy         Monthly Rental

           Project              1998     1997        1998  1997

Carriage House of Florence Apts.98%     98%        $369  $349

Olympic Village Apts.          94%      96%        $804  $804

Hawthorn Ridge Apts.           97%      97%        $762  $762

Greentree Apts.                98%      98%        $328  $328

Colony Place Apts.             91%      96%        $302  $302

Country Oaks Apts.             95%      94%        $230  $224

Rancho Vista Apts.             91%      96%        $317  $290

Pine West Apts.                99%      94%        $275  $264

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

   As of December 31, 1998, the number of holders of units was 1,034.

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

ITEM 6.        SELECTED FINANCIAL DATA.

                              Year Ended December 31,

                     1998      1997     1996     1995     1994

Income from Distributions
 and Other Miscellaneous
 Revenue            $56,010  $73,251   $45,946  $83,495 $109,886
 Equity Income (Losses)
  of Project Partnerships    141,971   (2,695,167)      -0-      -0-       -0

Expenses        (535,384)  (248,899)  (159,279) (132,509)        (142,197)

Net Loss       $(337,403) $(2,870,815)   $   (113,333) $(49,014) $    (32,311)

Investment in Project
 Partnerships       $661,318 $976,602  $  -0-   $  -0-  $    -0

Total Assets    $1,129,425  $1,498,463      $  449,902  $448,855 $    387,789

Net Loss per
 partnership unit   $ (29)   $ (243)   $ (10)   $  (4)  $   (3)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

   The net loss for 1998 was $337,403 compared to $2,870,815 for 1997 and $113,333 for 1996 (see Items 6 and 14(a)1). The net loss for 1998 decreased from 1997 primarily due to the Registrant recognizing losses from one Project Partnership (Hawthorn) in 1997 that had not been recognized in prior years. This occurred due to the transaction described in the following two paragraphs.

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

In conjunction with the assumption of the promissory note, the Registrant recorded an investment in Hawthorn equal to the balance of the promissory note assumed. Following the equity method of accounting for investments in project partnership, the Registrant was then required to reduce the investment balance by previously unrecognized losses from Hawthorn. Recognition of prior years' unrecorded losses is the primary reason for the large increase in net loss for 1997 compared to prior years. However, in 1998 Hawthorn produced income and the Registrant was required to recognize its share of that income under the equity method of accounting. See footnote F of Item 14(a)1 for more information.

Distribution income received from the Project Partnerships was $32,183 in 1998 compared to $52,702 in 1997 and $26,763 in 1996. Income from distributions were greater in 1997 compared to 1998 and 1996 primarily due to two Project Partnerships that paid distributions in 1997 but did not pay distributions in 1998 or 1996.

Expenses increased in 1998 compared to prior years primarily because 1998 included a full year of interest expense on the promissory note assumed from Hawthorn in 1997, as described earlier.

The accounting for an investment in a Project Partnership involves decreasing the Registrant's investment in each Project Partnership by the Registrant's share of the Project Partnership's loss until that investment reaches zero. Losses incurred by a Project Partnership subsequent to the Registrant's investment reaching zero are not reflected in the Registrant's financial statements until such time as the Project Partnership reports net income.
Losses reported from the Project Partnerships are primarily the result of depreciation expense and interest expense incurred on nonrecourse government backed debt and nonrecourse secondary financing loans. These losses, in and of themselves, do not accurately portray the surplus cash or excess cash (as defined by HUD and Farmers' Home regulations) generating potential of the projects, such surplus cash being available for distribution to the partners of the Project Partnerships. The Registrant treats distributions as income, if the investment in the Project Partnership is zero, or as a return or withdrawal of capital invested in the Project Partnership, if the investment is above zero.

As of December 31, 1992, all investments in Project Partnerships were reduced to a zero book basis; therefore, subsequent losses were not reported for financial statement purposes. Now that the Registrant has a book basis in Hawthorn, as discussed earlier, income and losses from Hawthorn will be reported for financial statement purposes until the book basis is reduced to zero. Tax basis losses from all the Project Partnerships remain available to the Registrant's investors.

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

The managers of the Project Partnerships have all been contacted regarding their Year 2000 compliance. The managers have indicated that their information systems are or will be compliant by the year 2000. The primary risk of not being Year 2000 compliant at a Project Partnership would be the failure of non-information technology systems such as elevators, and utility items furnished by third parties such as electricity, natural gas, telephone and water which in all likelihood should be available in some form. The Registrant has not obtained assurances from utility companies as to their Year 2000 compliance. The failure of a non-information technology system would not have a material impact on the operations of the Project Partnerships unless such failure would extend for a significant period of time. Such event could lead tenants to withhold rent which could have a material, adverse impact on the Project Partnerships' operations and their ability to pay cash distributions to the Registrant. This, in turn, could have a material impact on the operations of the Registrant since distributions from Project Partnerships are the primary source of revenue for the Registrant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The partnership is exposed to interest rate risk related to changes in fair value on its fixed rate debt. As of December 31, 1998, the partnership had $3,725,000 of principal and accrued interest on a fixed rate note bearing interest at 9% (See Note E to the Financial statements).


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

             Name                         Position

          Robert L. Proost              Director, President and
                                          Treasurer

          Robert J. Herleth             Vice President and
                                          Assistant Secretary

          Douglas L. Kelly              Secretary

          Joseph G. Porter              Assistant Treasurer

   Robert L. Proost, age 61, has been a Director of the General Partner, President and Treasurer since March 1, 1997. Mr. Proost succeeds David W. Mesker who retired on February 28, 1997. Mr. Proost has been Treasurer of Edwards since March 1, 1997. He is currently Treasurer, Corporate Vice President, Assistant Secretary and Director of Administration of A.G. Edwards & Sons, Inc., of which he has been an employee since 1988. Prior to joining A.G. Edwards & Sons, Inc. he was a partner in Peper, Martin, Jensen, Maichel and Hetlage, a St. Louis area law firm. He is also President of A.G.E. Realty Corp., the Special Limited Partner, which owns other real estate properties and interests, and President of The Ceres Investment Company, a wholly-owned subsidiary of A.G. Edwards & Sons, Inc., which serves as general partner in several limited partnerships which invest in commodities futures.


   Robert J. Herleth, age 46, is a Vice President of the General Partner and manages the operations of the General Partner. Mr. Herleth joined A.G.
Edwards & Sons, Inc. in 1980. Since then he has specialized in the areas of real estate and finance. He is also Vice President of A.G.E. Realty Corp., the Special Limited Partner, which owns other real estate properties and interests and Vice President of Edwards Development Corporation which serves as general partner for a limited partnership that owned a large apartment project in Indianapolis, Indiana, that was sold in 1996. Prior to joining A.G. Edwards & Sons, Inc., Mr. Herleth was employed by Pantheon Corporation, a St. Louis area real estate development firm.

   Douglas L. Kelly, age 50, is Secretary of the General Partner. Mr. Kelly succeeds Ronald E. Buesinger who retired on February 28, 1994. Mr. Kelly joined A.G. Edwards & Sons, Inc. on January 1, 1994 and serves as Director, Corporate Vice President, Corporate Secretary and Director of Law and Compliance. Prior to joining A.G. Edwards & Sons, Inc., Mr. Kelly was a partner in Peper, Martin, Jensen, Maichel & Hetlage, a St. Louis area law firm, where he served as outside counsel to A.G. Edwards & Sons, Inc. for eight years.

   Joseph G. Porter, age 38, is the Assistant Treasurer of the General Partner. Mr. Porter succeeds Eugene J. King who retired on February 28, 1999. Mr. Porter joined A.G. Edwards & Sons, Inc. in 1982 and serves as Vice President and Principal Accounting Officer.

   The General Partner does not have any standing audit, nominating or compensation committees.

ITEM 11.            EXECUTIVE COMPENSATION.

   Under the provisions of the Registrant's Limited Partnership Agreement, the General Partner is entitled to receive an asset management fee (an annual cumulative amount of $114,580) and a program management fee (an annual noncumulative amount up to $59,250). The amount of these fees paid during 1998 were $0 for the asset management fee and $0 for the program management fee. The accumulated amount of these fees accrued but not paid to the General Partner at December 31, 1998 are $1,145,720 and $0, respectively. Additionally, $123,482 of accrued asset management fees remain unpaid to a former General Partner. The ability to pay the program management fee is limited by payment of priority items as outlined in the Registrant's Limited Partnership Agreement.

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

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

   The General Partner owns a 1.1% interest in the Registrant and its affiliate, A.G.E. Realty Corporation, owns a 0.10% interest in the Partnership as Special Limited Partner. As of December 31, 1998, no person was known by the Registrant to be the beneficial owner of more than a 5% interest in the Partnership.

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

                                     PART IV


ITEM 14.            EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
FORM 8-K

(a)                 The following financial statements are included:

       1. Financial Statements of the Registrant (filed herewith as Exhibit 1).

          Independent Auditors' Report.

          Balance Sheets as of December 31, 1998 and 1997.

          Statements of Operations for the three years in the period ended December 31, 1998.

          Statements of Changes in Partners' Capital (Deficit) for the three years in the period ended December 31, 1998.

          Statements of Cash Flows for the three years in the period ended December 31, 1998.

          Notes to Financial Statements.

       Financial Statements of Unconsolidated Limited Partnership meeting requirements of significant subsidiary/investee (Exhibit 2).

       No financial schedules are applicable.

       Management will provide, without charge, a copy of the Registrant's annual report on Form 10-K.

(b)    Reports on Form 8-K:

       There were no reports filed on Form 8-K for the year ended December 31, 1998.




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 31, 1999                GULLEDGE REALTY INVESTORS II
                                           (Registrant)

                              By:  Gull-AGE Properties, Inc.
                                 (General Partner)




                              By:  /s/Robert L. Proost
                                 Robert L. Proost
                                 President & Treasurer
                                   & Director



                                 By:/s/Robert J. Herleth
                                 Robert J. Herleth
                                 Vice President



                              By:  /s/Joseph G. Porter
                                 Joseph G. Porter
                                 Assistant Treasurer