Form 10-Q
period 1999-03-31
GULLEDGE REALTY INVESTORS II L P
filed 1999-05-14
CIK 739626

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999     Commission file number 2-89185


                       GULLEDGE REALTY INVESTORS II, L.P.


State of Organization: VIRGINIA    I.R.S. Employer Identification No. 54-1191237


                           ONE NORTH JEFFERSON AVENUE
                           ST. LOUIS, MISSOURI  63103



Registrant's telephone number, including area code:  (314) 955-4188




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


                                                            PAGE

PART I.   FINANCIAL INFORMATION:
          Balance Sheets
          Statements of Operations
          Statements of Changes in Partners' Capital
          Statements of Cash Flows
          Notes to Financial Statements
          Management's Financial Discussion

PART II.  OTHER INFORMATION

          SIGNATURES


                                 BALANCE SHEETS
                                   (UNAUDITED)


                                             March 31,      December 31,
       ASSETS                                   1999            1998


Cash and cash equivalents                 $     451,276   $    450,473

Advances to Project
Partnerships                                     20,950         17,634

Investment in Project
Partnership (Note B)                            661,318        661,318


     Total Assets                         $   1,133,544   $  1,129,425




LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                          $      10,000   $      8,000

Payable to affiliates                         1,352,847      1,313,202

Note payable (Note B)                         3,802,851      3,725,322

Capital contributions payable                    50,000         50,000

     Total Liabilities                        5,215,698      5,096,524

Partners' Capital (Deficit)                 (4,082,154)    (3,967,099)

     Total Liabilities and
       Partners' Capital (Deficit)        $   1,133,544   $  1,129,425






See Notes to Financial Statements.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                            Three Months Ended
                                                March 31,
                                            1999          1998

Revenue:

  Interest income                          $ 4,119       $ 5,253

                                             4,119         5,253

Expenses:

  Asset management fee                      28,645        28,645

  Professional fees                          2,000         2,000

  Consulting fees                           11,000

  Interest expense (Note B)                 77,529        83,190

                                           119,174       113,835

Net loss                                $(115,055)     $(108,582)






See Notes to Financial Statements.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                                     Special
                                      Total          General         Limited           Limited


Balances at
 January 1, 1998              $   (3,629,696)      $ (48,518)     $ (84,975)     $  (3,496,203)

Net loss for three
    months ended
    March 31, 1998                  (108,582)         (1,194)        (2,063)          (105,325)


Balances at
 March 31, 1998               $   (3,738,278)      $ (49,712)     $ (87,038)     $  (3,601,528)




Balances at
 January 1, 1999              $   (3,967,099)      $ (52,259)     $ (91,544)     $  (3,823,296)

Net loss for three
    months ended
    March 31, 1999                  (115,055)         (1,266)        (2,186)          (111,603)

Balances at
 March 31, 1999               $   (4,082,154)      $ (53,525)     $ (93,730)     $  (3,934,899)


Number of ownership units              11,814             131            225             11,458



See Notes to Financial Statements.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     Three Months Ended
                                                         March 31,

                                                      1999           1998

Cash Flows From Operating Activities:
  Net loss                                         $(115,055)     $(108,582)
  Adjustments to reconcile net loss
    to net cash from operating activities:

  Change in assets and liabilities:
     Increase in advances
       to Project Partnerships                        (3,316)          (915)
     Increase in accounts payable                       2,000          2,000
     Increase in payable to affiliates                 39,645         29,560
     Increase in interest payable                      77,529         83,190

Net Cash From Operating Activities                        803          5,253

Net Increase In Cash and Cash Equivalents                 803          5,253

Cash and Cash Equivalents Beginning of Period         450,473        490,764

Cash and Cash Equivalents End of Period            $  451,276     $  496,017



See Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


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

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended December 31, 1998. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the three months ended March 31, 1999, are not necessarily indicative of the results for the year ending December 31, 1999.

Investments in Project Partnerships

The investment in Project Partnerships is accounted for using the equity method of accounting. Under the equity method, investments are reflected at cost, adjusted for the Registrant's share of the Project Partnerships' income or loss. The Registrant is under no obligation to contribute additional capital, or to lend monies necessary to fund cash flow deficiencies of the Project Partnerships, because the Registrant is a limited partner in such partnerships. The investment account will not be reduced below zero because the Partnership is not liable for Project Partnership losses in excess of such investment. Losses in subsequent years will be maintained separately for tax purposes. These losses are available to be applied toward any possible future income from these partnerships. Any distributions received from the Project Partnerships, subsequent to reducing the investment account to zero, will be recognized as income in the year received.

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                   (Continued)


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

Income Taxes

No provision has been made for current or deferred income taxes since they are the responsibility of each partner. Profits (or gains) and losses of the Registrant are allocated to the partners in accordance with the partnership agreement.

Segment Reporting

In fiscal year 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Partnership's principal line of business is investing in Project Partnerships that own and operate Projects that are financed and/or operated under federal or state housing assistance programs. Management has considered the requirements of SFAS 131 and believes that the partnership operates in one business segment.

Note B  Investment in Project Partnership and Note Payable

The Hawthorn project partnership refinanced its mortgage during 1997. Proceeds from the refinancing were used to make a partial payment on the promissory note which had come due December 31, 1996. The remaining balance of the promissory note was renegotiated. The mortgage was refinanced under HUD regulations which limit the amount of debt that can be collateralized by the project. Accordingly, HUD would not approve the mortgage refinance unless the promissory note was no longer a liability of the project. Therefore, the general partner
                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                   (Continued)


of the Registrant and the noteholder agreed to have the promissory note assumed by the Registrant. The promissory note is now collateralized by the partners' interests in the Hawthorn project partnership. Principal and interest due on the promissory note are only payable from surplus cash received by the Registrant from the Hawthorn project partnership. The Registrant is not required to make any payments from surplus cash it receives from any other project. The promissory note plus accrued interest totaled $3,802,851 at March 31, 1999, and bears simple interest at a rate of 9%. Any principal and interest remaining unpaid on June 30, 2002, will be due in full.

In conjunction with assuming the liability for the promissory note, the Registrant also recorded a corresponding investment in Hawthorn. The investment account was then reduced by previously unrecorded losses of Hawthorn in accordance with the equity method of accounting. The investment account will be adjusted in future years by the Registrant's share of any additional income or loss from Hawthorn as reported on Hawthorn's annual audited financial statements. This investment account will also be reduced whenever the Registrant receives a distribution from Hawthorn. Therefore, until the investment account is reduced to zero, the Registrant will not recognize distribution income in future years from the Hawthorn project partnership.

                        MANAGEMENT'S FINANCIAL DISCUSSION
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


The Registrant is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A).

The Registrant assumed a promissory note that had previously been held by the Hawthorn Project Partnership (see Note B). The primary reason for the increase in net loss for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 was due to the increase in consulting fees. Consulting fees increased compared to the same period last year, due to the fact that they were not accrued until the third quarter of 1998.

The promissory note that was assumed from Hawthorn bears simple interest at a rate of 9%. Principal and interest payable totaled $3,802,851 at March 31, 1999. Principal and interest can only be paid from distributions received from Hawthorn. The Registrant is not required to use distributions from any other Project Partnership to make payments on this promissory note.

The Registrant's ownership interest in four other Project Partnerships (Colony Place, Florence Housing, Greentree Housing and Olympic Housing) is pledged as collateral in connection with promissory notes issued by the respective Project Partnerships. The Colony Place promissory note was due June 30, 1997 and has been extended to November 30, 1999, while the general partner attempts to locate a buyer for the project. If the Partnership is unsuccessful in locating a buyer for the project before November 30, 1999, the noteholder may demand payment and the project may revert to the noteholder.

The three remaining promissory notes have various maturity dates ranging from December 31, 1999 to December 31, 2000. Although the general partner has successfully extended the maturity dates of these notes in the past, there can be no guarantee that it will be successful in future negotiations. If the general partner is unsuccessful in renegotiating these promissory notes when due, the Registrant could lose its ownership interest in the Project Partnerships. The impact on the Registrant's operations could be significant as these Project Partnerships frequently pay cash distributions to the Registrant. There could be significant adverse tax consequences to investors if the general partner is unsuccessful in extending the maturity dates of the promissory notes.
                        MANAGEMENT'S FINANCIAL DISCUSSION
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                   (Continued)


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

The managers of the Project Partnerships have all been contacted regarding their Year 2000 compliance. The managers have indicated that their information systems are or will be compliant by year 2000. The primary risk of not being Year 2000 compliant at a Project Partnership would be the failure of non-information technology systems such as elevators, and utility items furnished by third parties such as electricity, natural gas, telephone and water which in all likelihood should be available in some form. The Registrant has not obtained assurances from utility companies as to their Year 2000 compliance. The failure of a non-information technology system would not have a material impact on the operations of the Project Partnerships unless such failure would extend for a significant period of time. Such event could lead tenants to withhold rent which could have a material, adverse impact on the Project Partnerships' operations and their ability to pay cash distributions to the Registrant. This, in turn, could have a material impact on the operations of the Registrant, since distributions from Project Partnerships are the primary source of revenue for the Registrant.


               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                            PART II OTHER INFORMATION



Item 6:  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended March 31, 1999.




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


                               GULLEDGE REALTY INVESTORS II, L.P.

                                      By:GULL-AGE Properties, Inc.
                                         Managing General Partner




Date:  May 14, 1999                      By:/s/Robert L. Proost
                                         Robert L. Proost
                                         President and Treasurer