Form 10-Q
period 1999-06-30
GULLEDGE REALTY INVESTORS II L P
filed 1999-08-13
CIK 739626

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999 Commission file number 2-89185


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

PART II.  OTHER INFORMATION

          SIGNATURES


                                 BALANCE SHEETS
                                   (UNAUDITED)


                                      June 30,      December 31,
       ASSETS                           1999              1998


Cash and cash equivalents            $ 278,919      $   450,473

Advances to Project Partnerships         4,472           17,634

Investment in Project
  Partnership (Note B)                 306,735          661,318


       Total Assets                  $ 590,126      $ 1,129,425




LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                     $   4,500      $     8,000

Payable to affiliates                1,113,401        1,313,202

Note payable (Note B)                3,587,505        3,725,322

Capital contributions payable           50,000           50,000

       Total Liabilities            4,755,406         5,096,524

Partners' Capital (Deficit)        (4,165,280)       (3,967,099)

       Total Liabilities and
         Partners' Capital
          (Deficit)                  $ 590,126      $ 1,129,425






          See Notes to Financial Statements.  STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                          Three Months Ended             Six Months Ended
                               June 30,                       June 30,
                           1999          1998           1999          1998
Revenue:

  Interest income      $   4,766    $    6,524     $    8,885    $   11,777

  Distributions           33,012        32,183         33,012        32,183
                          37,778        38,707         41,897        43,960

Expenses:

  Asset management fee `  28,645        28,645         57,290        57,290

  Professional fees        2,000        69,000          4,000        71,000

  Consulting fees         11,000                       22,000

  Operating expenses         868            30            868            30

  Interest expense
    (Note B)              78,391        78,768        155,920       161,958

                         120,904       176,443        240,078       290,278

Net loss               $(83,126)    $(137,736)     $(198,181)    $(246,318)




See Notes to Financial Statements.


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                           Special
                                            Total            General       Limited        Limited

Balances at January 1, 1998             $(3,629,696)        $(48,518)   $ (84,975)   $ (3,496,203)

   Net loss for six months
     ended June 30, 1998                   (246,318)         (2,709)       (4,680)       (238,929)


Balances at June 30, 1998               $(3,876,014)        $(51,227)   $ (89,655)   $ (3,735,132)




Balances at January 1, 1999             $(3,967,099)        $(52,259)   $ (91,544)   $ (3,823,296)

   Net loss for six months
     ended June 30, 1999                   (198,181)         (2,180)       (3,765)       (192,236)

Balances at June 30, 1999               $(4,165,280)        $(54,439)   $ (95,309)   $ (4,015,532)


Number of ownership units                     11,814             131           225          11,458


See Notes to Financial Statements.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    Six Months Ended
                                                        June 30,

                                                  1999              1998

Cash Flows From Operating Activities:
  Net loss                                    $(198,181)       $(246,318)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
     Distributions from zero basis
       Project Partnerships                     (33,012)         (32,183)
  Change in assets and liabilities:
     Decrease in advances to
      Project Partnerships                       13,162           16,981
     Increase (decrease) in
      accounts payable                           (3,500)          19,000
     (Decrease) increase in
      payable to affiliates                    (199,801)         (63,615)
     (Decrease) increase in
      interest payable                         (137,817)          28,854

Net Cash From Operating Activities             (559,149)        (277,281)

Cash Flows From Investing Activities:
  Distributions from all
    Project Partnerships                        387,595          489,438

Cash Flows From Financing Activities:
  Decrease in note payable                                      (255,091)

Decrease In Cash                               (171,554)         (42,934)

Cash Beginning of Period                        450,473          490,764

Cash End of Period                            $ 278,919       $  447,830




See Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


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

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended December 31, 1998. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the six months ended June 30, 1999, are not necessarily indicative of the results for the year ending December 31, 1999.

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

Note B  Investment in Project Partnership and Note Payable

The Hawthorn project partnership refinanced its mortgage during 1997. Proceeds from the refinancing were used to make a partial payment on the promissory note which had come due December 31, 1996. The remaining balance of the promissory note was renegotiated. The mortgage was refinanced under HUD regulations which limit the amount of debt that can be collateralized by the project.
Accordingly, HUD would not approve the mortgage refinance unless the promissory note was no longer a liability of the project. Therefore, the general partner of the Registrant and the noteholder agreed to have the promissory note assumed by the Registrant. The promissory note is now collateralized by the partners' interests in the Hawthorn project partnership. Principal and interest due on the promissory note are only payable from surplus cash received by the Registrant from the Hawthorn project partnership. The Registrant is not required to make any payments from surplus cash it receives from any other project. The promissory note plus accrued interest totaled $3,587,506 at June 30, 1999, and bears simple interest at a rate of 9%. Any principal and interest remaining unpaid on June 30, 2002, will be due in full.

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

                        MANAGEMENT'S FINANCIAL DISCUSSION
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


The Registrant is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A).

The Registrant assumed a promissory note that had previously been held by the Hawthorn Project Partnership (see Note B). The primary reason for the decrease in net loss for the six months and three months ended June 30, 1999 compared to the six months and three months ended June 30, 1998 was due to the decrease in professional fees. Professional fees decreased compared to the same period last year, due to the fact that 1997 fees were paid and expensed during the second quarter of 1998.

The promissory note that was assumed from Hawthorn bears simple interest at a rate of 9%. Principal and interest payable totaled $3,587,506 at June 30, 1999. Principal and interest can only be paid from distributions received from Hawthorn. The Registrant is not required to use distributions from any other Project Partnership to make payments on this promissory note.

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


                            PART II OTHER INFORMATION



Item 6:  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended June 30, 1999.




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


                               GULLEDGE REALTY INVESTORS II, L.P.

                                      By:GULL-AGE Properties, Inc.
                                         Managing General Partner




Date:  August 13, 1999                   By:/s/Robert L. Proost
                                         Robert L. Proost
                                         President and Treasurer