Form 10-Q
period 1999-09-30
GULLEDGE REALTY INVESTORS II L P
filed 1999-11-15
CIK 739626

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999 Commission file number 2-89185


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

PART II.  OTHER INFORMATION

          SIGNATURES


                                 BALANCE SHEETS
                                   (UNAUDITED)


                                      September 30,            December 31,
       ASSETS                            1999                     1998


Cash and cash equivalents            $   282,130                 $  450,473

Advances to Project Partnerships           5,378                     17,634

Investment in Project
 Partnership (Note B)                    306,735                    661,318


       Total Assets                  $   594,243                 $1,129,425




LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                     $     6,500                 $    8,000

Payable to affiliates                  1,154,001                  1,313,202

Note payable and accrued
interest payable (Note B)              3,666,757                  3,725,322

Capital contributions payable             50,000                     50,000

       Total Liabilities               4,877,258                  5,096,524

Partners' (Deficit)                  (4,283,015)                (3,967,099)

       Total Liabilities and
         Partners' (Deficit)         $   594,243                $ 1,129,425






See Notes to Financial Statements.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                      Three Months Ended       Nine Months Ended
                                        September 30,              September 30,
                                       1999      1998           1999        1998

Revenue:

  Interest income                 $   3,202   $   5,596    $  12,087  $  17,373

  Distributions                          10                   33,022     32,183
                                      3,212       5,596       45,109     49,556

Expenses:

  Asset management fee               28,645      28,645       85,935     85,935

  Professional fees                   2,000       2,000        6,000      7,000

  Consulting fees                    11,000      11,000       33,000     77,000

  Operating expenses                     50       3,312          918      3,342

  Interest expense
        (Note B)                     79,252      79,252      235,172    241,210

                                    120,947     124,209      361,025    414,487

Net loss                          $(117,735)  $(118,613)   $(315,916) $(364,931)











See Notes to Financial Statements.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                        Special
                                               Total       General      Limited       Limited

Balances at January 1, 1998                $ (3,629,696)  $ (48,518)   $(84,975)    $(3,496,203)

   Net loss for nine months
     ended September 30, 1998                  (364,931)     (4,014)     (6,934)       (353,983)


Balances at September 30, 1998             $ (3,994,627)  $ (52,532)   $(91,909)    $(3,850,186)




Balances at January 1, 1999                $ (3,967,099)  $ (52,259)   $(91,544)    $(3,823,296)

   Net loss for nine months
     ended September 30, 1999                  (315,916)     (3,475)     (6,002)       (306,439)

Balances at September 30, 1999             $ (4,283,015)  $ (55,734)   $(97,546)    $(4,129,735)


Number of ownership units                        11,814         131         225          11,458










See Notes to Financial Statements.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Nine Months Ended
                                                          September 30,

                                                      1999           1998

Cash Flows From Operating Activities:
  Net loss                                          $(315,916)     $(364,931)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
     Distributions from zero basis
       Project Partnerships                           (33,022)       (32,183)
  Change in assets and liabilities:
     Decrease in advances to Project Partnerships      12,256         15,478
     (Decrease) increase in accounts payable           (1,500)        32,000
     Decrease in payable to affiliates               (159,201)       (30,399)

Net Cash From Operating Activities                   (497,383)      (380,035)

Cash Flows From Investing Activities:
  Distributions from all Project Partnerships         387,605        489,438

Cash Flows From Financing Activities:
  Payment on note payable                                           (255,091)
  (Decrease) increase in interest payable             (58,565)       108,106

Net Cash From Financing Activities                    (58,565)      (146,985)

Decrease In Cash                                     (168,343)       (37,582)

Cash and Cash Equivalents Beginning of Period         450,473        490,764

Cash and Cash Equivalents End of Period              $282,130       $453,182


Interest payments totaled $293,736 and $133,104 during the nine month periods ended September 30, 1999, and 1998, respectively.


See Notes to Financial Statements.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


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

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended December 31, 1998. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the nine months ended September 30, 1999, are not necessarily indicative of the results for the year ending December 31, 1999. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.

Comprehensive losses for the nine month periods ended September 30, 1999 and 1998 were equal to the Registrant's net losses.

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


Note B  Investment in Project Partnership and Note Payable

The Hawthorn project partnership refinanced its mortgage during 1997. Proceeds from the refinancing were used to make a partial payment on the promissory note which had come due December 31, 1996. The remaining balance of the promissory note was renegotiated. The mortgage was refinanced under HUD regulations which limit the amount of debt that can be collateralized by the project. Accordingly, HUD would not approve the mortgage refinance unless the promissory note was no longer a liability of the project. Therefore, the general partner of the Registrant and the noteholder agreed to have the promissory note assumed by the Registrant. The promissory note is now collateralized by the partners' interests in the Hawthorn project partnership. Principal and interest due on the promissory note are only payable from surplus cash received by the Registrant from the Hawthorn project partnership. The Registrant is not required to make any payments from surplus cash it receives from any other project. The promissory note plus accrued interest totaled $3,666,757 at September 30, 1999, and bears simple interest at a rate of 9%. Any principal and interest remaining unpaid on June 30, 2002, will be due in full.

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

                        MANAGEMENT'S FINANCIAL DISCUSSION
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


The Registrant is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A).

The Registrant assumed a promissory note that had previously been held by the Hawthorn Project Partnership (see Note B). The primary reason for the decrease in net loss for the nine months and three months ended September 30, 1999 compared to the nine months and three months ended September 30, 1998 was due to the decrease in consulting fees.

The promissory note that was assumed from Hawthorn bears simple interest at a rate of 9%. Principal and interest payable totaled $3,666,757 at September 30, 1999. Principal and interest can only be paid from distributions received from Hawthorn. The Registrant is not required to use distributions from any other Project Partnership to make payments on this promissory note.

The Registrant's ownership interest in three other Project Partnerships (Colony Place, Florence Housing, and Olympic Housing) is pledged as collateral in connection with promissory notes issued by the respective Project Partnerships. The Colony Place promissory note was due June 30, 1997 and has been extended to November 30, 1999, while the general partner attempts to locate a buyer for the project. If the Partnership is unsuccessful in locating a buyer for the project before November 30, 1999, the noteholder may demand payment and the project may revert to the noteholder.

The Florence Housing promissory note expires December 31, 1999, and the Olympic Housing promissory note expires December 31, 2000. Although the general partner has successfully extended the maturity dates of these notes in the past, there can be no guarantee that it will be successful in future negotiations. If the general partner is unsuccessful in renegotiating these promissory notes when due, the Registrant could lose its ownership interest in the Project Partnerships. There could be significant adverse tax consequences to investors if the general partner is unsuccessful in extending the maturity dates of the promissory notes.

Greentree Housing was sold on October 15, 1999, and any proceeds from the sale were used to pay the noteholder at an agreed upon discounted payoff. Any tax gain caused by the sale should be offset by losses from other Project Partnerships and suspended losses from prior years.

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


                            PART II OTHER INFORMATION



Item 6:  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended September 30, 1999.




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


                               GULLEDGE REALTY INVESTORS II, L.P.

                                      By:GULL-AGE Properties, Inc.
                                         Managing General Partner




Date:  November 15, 1999                 By: /s/Robert L. Proost
                                         Robert L. Proost
                                         President and Treasurer