Form 10-K405
period 1999-12-31
GULLEDGE REALTY INVESTORS II L P
filed 2000-04-14
CIK 739626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                    FORM 10-K


(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended December 31, 1999

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

   Gull-AGE Properties, Inc. ("General Partner"), a Delaware corporation, is the General Partner of the Registrant. The stock of the General Partner is owned by Gull-AGE Capital Group, Inc., whose stock was originally owned 50% by the Gulledge Corporation ("Gulledge"), the former General Partner, and 50% by A.G. Edwards, Inc. ("Edwards"), a St. Louis-based financial services holding company. In March of 1988, Edwards, through an affiliate, acquired all the shares of Gull -AGE Capital Group, Inc. formerly held by Gulledge. Edwards' principal subsidiary, A.G. Edwards & Sons, Inc., a securities and commodities broker-dealer, was a principal distributor of Units of the Registrant. As a result, neither the General Partner nor Gull-AGE Capital Group, Inc. has any current affiliation with Gulledge.

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

   As of September 30, 1985, the date that the offering terminated, the Registrant had accepted subscriptions for 11,458 units from 1,038 Investor Limited Partners and 356 units from General and Special Limited Partners.


   As of December 31, 1999, the Registrant has investments in Project Partnerships which own the Projects listed below:



                       Year    Housing    Original    Offering    Acquisition   Government
     PROJECT        Completed   Units    Mortgages    Proceeds      Fees         Programs

1.Carriage House       1973      240    $ 4,860,050   $ 2,175,000 $ 195,750    HUD Section 236
of Florence Apts.
 Florence, KY

2.Olympic Village     1977      320    $  5,989,253  $  2,720,000   $ 244,800   HUD Sections
 Chicago Heights, IL                                                            8 and
                                                                                221(d)(4);
                                                                                Illinois HDA

3.Hawthorn Ridge      1977      176    $  4,196,243  $  1,836,000   $ 164,700  HUD Section
 Woodbridge, IL                                                                223(F)

4.Colony Place Apts.  1970      100    $  1,744,265  $    598,750   $  53,950   HUD Sections
 Fayetteville, NC                                                               8 and 236

5.Country Oaks Apts.  1986       36    $  1,054,350  $    264,000   $  23,760  FmHA 515
 Somerville, TN

6.Rancho Vista Apts.  1986       28    $    992,920  $    239,500   $  21,500  FmHA 515
 Wickenburg, AZ

7.Pine West Apts.     1986       48    $  1,282,500  $    300,000   $  27,000  FmHA 515
 Indianola, MS
                               1,238   $ 24,129,046  $ 10,174,500   $ 915,160

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

                                  Average Effective
                                      Occupancy                 Monthly Rental

           Project                  1999      1998               1999      1998

Carriage House of Florence Apts.     98%       98%                $369     $369

Olympic Village Apts.                96%       94%                $804     $804

Hawthorn Ridge Apts.                 96%       97%                $762     $762

Colony Place Apts.                   92%       91%                $302     $302

Country Oaks Apts.                   95%       95%                $230     $230

Rancho Vista Apts.                   94%       91%                $321     $317

Pine West Apts.                      99%       99%                $275     $275

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

   As of December 31, 1999, the number of holders of units was 1,038.

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

ITEM 6.        SELECTED FINANCIAL DATA.




                                                Year Ended December 31,

                               1999        1998         1997           1996           1995
Income from Distributions
 and Other Miscellaneous
 Revenue                      $402,035   $  56,010   $   73,251    $   45,946       $ 83,495
 Equity Income (Losses)
  of Project Partnerships      180,464     141,971   (2,695,167)

Expenses                     (498,059)   (535,384)    (248,899)     (159,279)      (132,509)

Net Income/(Loss)             $ 84,440   $(337,403)  $            (2,870,815)       $(113,333)
$(49,014)

Investment in Project
 Partnerships                 $487,199   $ 661,318  $   976,602

Total Assets                  $511,571   $  1,129,425 $1,498,463    $ 449,902       $448,855

Net Income/(Loss) per
 partnership unit             $     7    $    (29)  $     (243)     $   (10)        $    (4)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

   The net income for 1999 was $84,440 compared to the net losses of $337,403 for 1998 and $2,870,815 for 1997 (see Items 6 and 14(a)1). The net income for 1999 was primarily due to a distribution from the sale of the assets of the Greentree Housing Limited Partnership (Greentree) compared to the net losses for 1998 and 1997 described in the following paragraphs.

The assets of Greentree were sold on October 15, 1999. As a result of the sale, the Registrant recorded an investment in Greentree equal to it's proportionate share of the gain on the sale. Following the equity method of accounting, the Registrant was then required to reduce the investment balance by previously unrecognized losses from Greentree, which reduced the Registrant's investment to zero. Further, the Registrant received a $347,596 distribution from Greentree due in large part to the proceeds received from the sale. This distribution is recorded in distributions from Project Partnerships in the Statement of Operations.

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

Distribution income received from the Project Partnerships was $383,005 in 1999 compared to $32,183 in 1998 and $52,702 in 1997. Income from distributions were greater in 1999 compared to 1998 and 1997 primarily due to a $347,596 distribution from Greentree. The distribution from Greentree is due to the sale of its assets in the current year.

Expenses decreased in 1999 compared to 1998 primarily because of a decrease in consulting fees.

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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Partnership is exposed to interest rate risk related to changes in fair value on its fixed rate debt. As of December 31, 1999, the partnership had $3,746,010 of principal and accrued interest on a fixed rate note bearing interest at 9% (See Note E to the Financial statements).

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

             Name                         Position

          Robert L. Proost              Director, President and
                                          Treasurer

          Robert J. Herleth             Vice President and
                                          Assistant Secretary

          Douglas L. Kelly              Secretary

          Joseph G. Porter              Assistant Treasurer

   Robert L. Proost, age 62, has been a Director of the General Partner, President and Treasurer since March 1, 1997. Mr. Proost succeeds David W. Mesker who retired on February 28, 1997. Mr. Proost has been Treasurer of Edwards since March 1, 1997. He is currently Treasurer, Corporate Vice President, Assistant Secretary and Director of Administration of A.G. Edwards & Sons, Inc., of which he has been an employee since 1988. Prior to joining A.G. Edwards & Sons, Inc. he was a partner in Peper, Martin, Jensen, Maichel and Hetlage, a St. Louis area law firm. He is also President of A.G.E. Realty Corp., the Special Limited Partner, which owns other real estate properties and interests, and President of The Ceres Investment Company, a wholly-owned subsidiary of A.G. Edwards & Sons, Inc., which serves as general partner in several limited partnerships which invest in commodities futures.

   Robert J. Herleth, age 47, is a Vice President of the General Partner and manages the operations of the General Partner. Mr. Herleth joined A.G.
Edwards & Sons, Inc. in 1980. Since then he has specialized in the areas of real estate and finance. He is also Vice President of A.G.E. Realty Corp., the Special Limited Partner, which owns other real estate properties and interests. Prior to joining A.G. Edwards & Sons, Inc., Mr. Herleth was employed by Pantheon Corporation, a St. Louis area real estate development firm.

   Douglas L. Kelly, age 51, is Secretary of the General Partner. Mr. Kelly succeeds Ronald E. Buesinger who retired on February 28, 1994. Mr. Kelly joined A.G. Edwards & Sons, Inc. on January 1, 1994 and serves as Director, Corporate Vice President, Corporate Secretary and Director of Law and Compliance. Prior to joining A.G. Edwards & Sons, Inc., Mr. Kelly was a partner in Peper, Martin, Jensen, Maichel & Hetlage, a St. Louis area law firm, where he served as outside counsel to A.G. Edwards & Sons, Inc. for eight years.

   Joseph G. Porter, age 39, is the Assistant Treasurer of the General Partner. Mr. Porter succeeds Eugene J. King who retired on February 28, 1999. Mr. Porter joined A.G. Edwards & Sons, Inc. in 1982 and serves as Vice President and Principal Accounting Officer.

   The General Partner does not have any standing audit, nominating or compensation committees.

ITEM 11.            EXECUTIVE COMPENSATION.

   Under the provisions of the Registrant's Limited Partnership Agreement, the General Partner is entitled to receive an asset management fee (an annual cumulative amount of $114,580) and a program management fee (an annual noncumulative amount up to $59,250). The amount of these fees paid during 1999 were $714,580 for the asset management fee and $0 for the program management fee. The accumulated amount of these fees accrued but not paid to the General Partner at December 31, 1999 are $545,720 and $0, respectively. The ability to pay the program management fee is limited by payment of priority items as outlined in the Registrant's Limited Partnership Agreement.

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

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

   The General Partner owns a 1.1% interest in the Registrant and its affiliate, A.G.E. Realty Corporation, owns a 0.10% interest in the Partnership as Special Limited Partner. As of December 31, 1999, no person was known by the Registrant to be the beneficial owner of more than a 5% interest in the Partnership.

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

                                     PART IV


ITEM 14.            EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
FORM 8-K

(a)                 The following financial statements are included:

       1. Financial Statements of the Registrant (filed herewith as Exhibit 1).

          Independent Auditors' Report.

          Balance Sheets as of December 31, 1999 and 1998.

          Statements of Operations for the three years in the period ended December 31, 1999.

          Statements of Changes in Partners' Deficit for the three years in the period ended December 31, 1999.

          Statements of Cash Flows for the three years in the period ended December 31, 1999.

          Notes to Financial Statements.

       Financial Statements of Unconsolidated Limited Partnership meeting requirements of significant subsidiary/investee (Exhibit 2).

       No financial schedules are applicable.

       Management will provide, without charge, a copy of the Registrant's annual report on Form 10-K.

(b)    Reports on Form 8-K:

       There were no reports filed on Form 8-K for the year ended December 31, 1999.




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 14, 2000                GULLEDGE REALTY INVESTORS II
                                           (Registrant)

                              By:  Gull-AGE Properties, Inc.
                                 (General Partner)




                              By:  /s/Robert L. Proost
                                 Robert L. Proost
                                 President & Treasurer
                                   & Director



                              By:  /s/Robert J.Herleth
                                 Robert J. Herleth
                                 Vice President



                              By:  /s/Joseph G. Porter
                                 Joseph G. Porter
                                 Assistant Treasurer