Form 10-Q
period 2000-03-31
GULLEDGE REALTY INVESTORS II L P
filed 2000-05-16
CIK 739626

THIS DOCUMENT IS A COPY OF THE 10-Q FILED ON MAY 16, 2000 PURSUANT
        TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000     Commission file number 2-89185


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

PART II.  OTHER INFORMATION

          SIGNATURES


                                 BALANCE SHEETS
                                   (UNAUDITED)


                                     March 31,      December 31,
       ASSETS                           2000              1999


Cash and cash equivalents            $  14,952         $ 14,777

Advances to Project Partnerships        10,420            9,595

Investment in
 Project Partnership (Note B)          538,387          487,199


       Total Assets                  $563,759          $511,571




LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                     $  11,250         $  8,500

Payable to affiliates                  635,340          589,720

Note payable and accrued
interest payable (Note B)            3,824,400        3,746,010

Capital contributions payable           50,000           50,000

       Total Liabilities             4,520,990        4,394,230

Partners' Deficit                  (3,957,231)       (3,882,659)

       Total Liabilities and
         Partners' Deficit         $   563,759       $  511,571






See Notes to Financial Statements.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                Three Months Ended
                                                    March 31,
                                                   2000    1999

Revenue:

  Interest income                              $   175  $  4,119

  Equity in income of
   Project Partnerships                         51,188    45,116

                                                51,363    49,235

Expenses:

  Asset management fee                          28,645    28,645

  Professional fees                              2,000     2,000

  Consulting fees                               11,000    11,000

  Operating expenses                             5,900

  Interest expense (Note B)                     78,390    77,529

                                               125,935   119,174

Net loss                                    $ (74,572) $(69,939)











See Notes to Financial Statements.

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999



                                                              Special
                                  Total        General        Limited            Limited

Balances at January 1, 1999   $ (3,967,099)  $ (52,259)      $ (91,544)      $  (3,823,296)

   Net loss for three months
     ended March 31, 1999          (69,939)       (769)          (1,329)           (67,841)


Balances at March 31, 1999    $ (4,037,038)  $ (53,028)      $ (92,873)      $  (3,891,137)




Balances at January 1, 2000   $ (3,882,659)  $ (51,330)      $ (89,940)      $  (3,741,389)

   Net loss for three months
     ended March 31, 2000          (74,572)       (820)          (1,417)           (72,335)

Balances at March 31, 2000    $ (3,957,231)  $ (52,150)      $ (91,357)      $  (3,813,724)


Number of ownership units           11,814         131              225             11,458










See Notes to Financial Statements.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Three Months Ended
                                                          March 31,

                                                    2000              1999

Cash Flows From Operating Activities:
  Net loss                                       $(74,572)         $(69,939)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
     Equity in (income) of
       Project Partnership                        (51,188)          (45,116)
     Distributions from zero basis
       Project Partnerships
  Change in assets and liabilities:
     Increase in advances
      to Project Partnerships                        (825)           (3,316)
     Increase in accounts payable                    2,750             2,000
     Increase in payable to affiliates              45,620            39,645

Net Cash From Operating Activities                (78,215)          (76,726)

Cash Flows From Financing Activities:
  Increase in interest payable                      78,390            77,529

Net Cash From Financing Activities                  78,390            77,529

Decrease In Cash                                       175               803

Cash and Cash Equivalents Beginning of Period       14,777           450,473

Cash and Cash Equivalents End of Period          $  14,952         $ 451,276



See Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


Note A    Summary of Significant Accounting Policies

Partnership Organization

Gulledge Realty Investors II, L.P. (the Registrant) is a limited partnership organized in December 1983 under the laws of the Commonwealth of Virginia for the purpose of acquiring limited partner interests in real estate limited partnerships (Project Partnerships). These Project Partnerships are known as Colony Place Associates, Ltd., Country Oaks Apartments Limited Partnership, Florence Housing Limited Partnership, Hawthorn Housing Limited Partnership, Olympic Housing Limited Partnership, Pine West Ltd., and Rancho Vista Associates. Each of the Project Partnerships owns an operating real estate project which receives mortgage interest subsidies and/or rental assistance from the United States Department of Housing and Urban Development (HUD) or Farmer's Home Administration. The Registrant commenced operations in March 1984.

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended December 31, 1999. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the three months ended March 31, 2000, are not necessarily indicative of the results for the year ending December 31, 2000. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.

Comprehensive losses for the three month periods ended March 31, 2000 and 1999 were equal to the Registrant's net losses.

Cash and Cash Equivalents

Cash equivalents consist of interest bearing money market account balances.

Investments in Project Partnerships

The investment in Project Partnerships is accounted for using the equity method of accounting. Under the equity method, investments are reflected at cost, adjusted for the Registrant's share of the Project Partnerships' income or loss. The Registrant is under no obligation to contribute

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                                   (Continued)


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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated.

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


                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                                   (Continued)



Note B  Investment in Project Partnership and Note Payable

The Hawthorn project partnership refinanced its mortgage during 1997. Proceeds from the refinancing were used to make a partial payment on the promissory note which had come due December 31, 1996. The remaining balance of the promissory note was renegotiated. The mortgage was refinanced under HUD regulations which limit the amount of debt that can be collateralized by the project.
Accordingly, HUD would not approve the mortgage refinance unless the promissory note was no longer a liability of the project. Therefore, the general partner of the Registrant and the noteholder agreed to have the promissory note assumed by the Registrant. The promissory note is now collateralized by the partners' interests in the Hawthorn project partnership. Principal and interest due on the promissory note are only payable from surplus cash received by the Registrant from the Hawthorn project partnership. The Registrant is not required to make any payments from surplus cash it receives from any other project. The promissory note plus accrued interest totaled $3,824,400 at March 31, 2000, and bears simple interest at a rate of 9%. Any principal and interest remaining unpaid on June 30, 2002, will be due in full.

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

None of the Project Partnerships are experiencing significant cash flow deficiencies after adding back non-cash items such as depreciation, amortization and accrued interest on promissory notes not currently payable to the operating losses of the Project Partnerships.

                        MANAGEMENT'S FINANCIAL DISCUSSION
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


The Registrant is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A).

The primary reasons for the increase in net loss for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 were due to the increase in operating expenses and a reduction of interest income due to the lower cash equivalent balance.

The Registrant is liable for a promissory note that bears simple interest at a rate of 9%. Principal and interest payable totaled $3,824,400 at March 31, 2000. Principal and interest can only be paid from distributions received from Hawthorn. The Registrant is not required to use distributions from any other Project Partnership to make payments on this promissory note.

The Registrant's ownership interest in three other Project Partnerships (Colony Place, Florence Housing, and Olympic Housing) is pledged as collateral in connection with promissory notes issued by the respective Project Partnerships. The Colony Place promissory note was due June 30, 1997 and had been extended to November 30, 1999, while the general partner attempted to locate a buyer for the project. A buyer was not located before November 30, 1999. This note is currently in default. Therefore, the noteholder may demand payment and the project may revert to the noteholder.

The Florence Housing promissory note expired December 31, 1999. This note is currently in default. The general partner is attempting to locate a buyer. The Olympic Housing promissory note expires December 31, 2000. Although the general partner has successfully extended the maturity dates of these notes in the past, there can be no guarantee that it will be successful in future negotiations. If the general partner is unsuccessful in renegotiating these promissory notes when due, the Registrant could lose its ownership interest in the Project Partnerships. There could be significant adverse tax consequences to investors if the general partner is unsuccessful in extending the maturity dates of the promissory notes.




               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                            PART II OTHER INFORMATION



Item 6:  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended March 31, 2000.




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


                               GULLEDGE REALTY INVESTORS II, L.P.

                                      By:GULL-AGE Properties, Inc.
                                         Managing General Partner




Date:  May 15, 2000                      By:/S/Robert L. Proost
                                         Robert L. Proost
                                         President and Treasurer