Form 10-Q
period 2000-06-30
GULLEDGE REALTY INVESTORS II L P
filed 2000-08-11
CIK 739626

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000  Commission file number 2-89185


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

PART II.  OTHER INFORMATION

          SIGNATURES


                                 BALANCE SHEETS
                                   (UNAUDITED)


                                      June 30,      December 31,
       ASSETS                           2000              1999


Cash and cash equivalents           $   24,535       $   14,777

Advances to Project Partnerships        11,567            9,595

Investment in Project
 Partnership (Note B)                  163,150          487,199


       Total Assets                 $  199,252       $  511,571




LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                    $    4,667       $    8,500

Payable to affiliates                  636,300          589,720

Note payable and accrued
interest payable (Note B)            3,565,900        3,746,010

Capital contributions payable           50,000           50,000

       Total Liabilities             4,256,867        4,394,230

Partners' Deficit                   (4,057,615)      (3,882,659)

       Total Liabilities and
         Partners' Deficit          $  199,252       $  511,571






See Notes to Financial Statements.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                             Three Months Ended          Six Months Ended
                                 March 31,                    June 30,
                              2000        1999           2000         1999

Revenue:

  Interest income         $     175     $  4,119     $   1,065     $   8,885

  Distributions                                                       33,012

  Equity in income of
    Project Partnerships     51,188       45,116        82,441        90,232

                             51,363       49,235        83,506       132,129

Expenses:

  Asset management fee       28,645       28,645        57,290        57,290

  Professional fees           2,000        2,000         4,667         4,000

  Consulting fees            11,000       11,000        22,000        22,000

  Operating expenses          5,900                     17,724           868

  Interest expense
   (Note B)                  78,390       77,529       156,781       155,920

                            125,935      119,174       258,462       240,078

Net loss                  $(74,572)     $(69,939)    $(174,956) $   (107,949)









See Notes to Financial Statements.


                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                     Special
                                  Total              General         Limited           Limited

Balances at January 1, 1999   $(3,967,099)         $ (52,259)       $(91,544)        $(3,823,296)

   Net loss for six months
     ended June 30, 1999         (107,949)            (1,187)         (2,051)           (104,711)


Balances at June 30, 1999     $(4,075,048)         $ (53,446)       $(93,595)        $(3,928,007)




Balances at January 1, 2000   $(3,882,659)         $ (51,330)       $(89,940)        $(3,741,389)

   Net loss for six months
     ended June 30, 2000         (174,956)            (1,925)         (3,324)           (169,707)

Balances at June 30, 2000     $(4,057,615)         $ (53,255)       $(93,264)        $(3,911,096)


Number of ownership units         11,814                 131             225             11,458






See Notes to Financial Statements.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     Six Months Ended
                                                        June 30,

                                                     2000             1999

Cash Flows From Operating Activities:
  Net loss                                      $(174,956)        $(107,949)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
     Equity in (income) of Project Partnership    (82,441)          (90,232)
     Distributions from zero basis
       Project Partnerships                                         (33,012)
  Change in assets and liabilities:
     (Increase)/decrease in advances
      to Project Partnerships                      (1,972)           13,162
     Decrease in accrued interest note payable   (180,110)         (137,817)
     Decrease in accounts payable                  (3,833)           (3,500)
     Increase/(decrease) in payable
      to affiliates                                46,580          (199,801)

Net Cash From Operating Activities               (396,732)         (559,149)

Cash Flows From Investing Activities:
  Distributions from all Project Partnerships     406,490           387,595

Net Cash from Investing Activities                406,490           387,595

Increase/(decrease) In Cash                         9,758          (171,554)

Cash and Cash Equivalents Beginning of Period      14,777           450,473

Cash and Cash Equivalents End of Period        $   24,535         $ 278,919


Supplemental disclosure of noncash financing and
  investing activities:
  Interest payments                            $  336,891         $ 293,736




See Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


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

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended December 31, 1999. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the six months ended June 30, 2000, are not necessarily indicative of the results for the year ending December 31, 2000. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.

Comprehensive losses for the six month periods ended June 30, 2000 and 1999 were equal to the Registrant's net losses.

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

Note B  Investment in Project Partnership and Note Payable

The Hawthorn project partnership refinanced its mortgage during 1997. Proceeds from the refinancing were used to make a partial payment on the promissory note which had come due December 31, 1996. The remaining balance of the promissory note was renegotiated. The mortgage was refinanced under HUD regulations which limit the amount of debt that can be collateralized by the project. Accordingly, HUD would not approve the mortgage refinance unless the promissory note was no longer a liability of the project. Therefore, the general partner of the Registrant and the noteholder agreed to have the promissory note assumed by the Registrant. The promissory note is now collateralized by the partners' interests in the Hawthorn project partnership. Principal and interest due on the promissory note are only payable from surplus cash received by the Registrant from the Hawthorn project partnership. The Registrant is not required to make any payments from surplus cash it receives from any other project. The promissory note plus accrued interest totaled $3,565,900 at June 30, 2000, and bears simple interest at a rate of 9%. Any principal and interest remaining unpaid on June 30, 2002, will be due in full.

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

                        MANAGEMENT'S FINANCIAL DISCUSSION
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


The Registrant is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A).

The primary reasons for the increase in net loss for the six months ended
June 30, 2000 compared to the six months ended June 30, 1999 were due to the increase in operating expenses, a reduction of interest income due to the lower cash equivalent balance and a decrease in distribution income due to the fact that no project partnership had paid a distribution by June 30, 2000.

The Registrant is liable for a promissory note that bears simple interest at a rate of 9%. Principal and interest payable totaled $3,565,900 at June 30, 2000. Principal and interest can only be paid from distributions received from Hawthorn. The Registrant is not required to use distributions from any other Project Partnership to make payments on this promissory note.

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

The Florence Housing promissory note matured December 31, 1999. Currently, the Noteholder is in the initial stages of negotiating a sale. Because the promissory note is in default, the general partner may be obligated to accept an offer to sell solely to avoid foreclosure. A successful foreclosure action would cause dissolution of the Project Partnership which could cause adverse tax consequences without any monetary compensation to the investors. The Olympic Housing promissory note expires December 31, 2000. Although the general partner has successfully extended the maturity date of this note in the past, there can be no guarantee that it will be successful in future negotiations. If the general partner is unsuccessful in renegotiating this promissory note when due, the Registrant could lose its ownership interest in the Project Partnership. There could be significant adverse tax consequences to investors if the general partner is unsuccessful in extending the maturity date of the promissory note.




                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                            PART II OTHER INFORMATION



Item 6:  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended June 30, 2000.




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


                               GULLEDGE REALTY INVESTORS II, L.P.

                                      By:GULL-AGE Properties, Inc.
                                         Managing General Partner




Date:  August 15, 2000                   By:/s/Robert L. Proost
                                         Robert L. Proost
                                         President and Treasurer