Form 10-Q
period 2000-09-30
GULLEDGE REALTY INVESTORS II L P
filed 2000-11-13
CIK 739626

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000 Commission file number 2-89185


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


                                      INDEX


                                                                 PAGE

PART I.   FINANCIAL INFORMATION:
          Balance Sheets (Unaudited)
          Statements of Operations (Unaudited)
          Statements of Changes in Partners' Deficit (Unaudited)
          Statements of Cash Flows (Unaudited)
          Notes to Financial Statements (Unaudited)
          Management's Financial Discussion

PART II.  OTHER INFORMATION

          SIGNATURES


                                 BALANCE SHEETS
                                   (UNAUDITED)


                                   September 30,    December 31,
       ASSETS                           2000              1999


Cash and cash equivalents          $    28,840      $    14,777

Advances to Project Partnerships        15,564            9,595

Investment in Project
  Partnership (Note B)                 213,059          487,199


       Total Assets                $   257,463      $   511,571




LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                   $     8,084      $     8,500

Payable to affiliates                  678,937          589,720

Note payable and accrued
interest payable (Note B)            3,645,151        3,746,010

Capital contributions payable           50,000           50,000

       Total Liabilities             4,382,172        4,394,230

Partners' Deficit                  (4,124,709)       (3,882,659)

       Total Liabilities and
         Partners' Deficit         $   257,463      $   511,571






See Notes to Financial Statements.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                               Three Months Ended         Nine Months Ended
                                 September 30,               September 30,
                               2000         1999          2000           1999

Revenue:

  Interest income          $   452       $   3,202      $   1,518     $  12,087

  Distributions              3,940              10          3,940        33,022

  Equity in income
   of Project Partnership   49,909                        132,350

                            54,301           3,212        137,808        45,109
Expenses:

  Asset management fee      28,645          28,645         85,935        85,935

  Professional fees          2,667           2,000          7,334         6,000

  Consulting fees           11,000          11,000         33,000        33,000

  Operating expenses         (168)              50         17,556           918

  Interest expense
   (Note B)                 79,252          79,252        236,033       235,172

                           121,396         120,947        379,858       361,025

Net loss                 $(67,095)      $(117,735)     $(242,050)    $(315,916)






See Notes to Financial Statements.



                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                          Special
                              Total         General       Limited      Limited


Balances at January 1, 1999    $(3,967,099)  $(52,259)  $(91,544)  $(3,823,296)

   Net loss for nine months
    ended September 30, 1999      (315,916)    (3,475)    (6,002)     (306,439)


Balances at September 30, 1999 $(4,283,015)  $(55,734)  $(97,546)  $(4,129,735)




Balances at January 1, 2000    $(3,882,659)  $(51,330)  $(89,940)  $(3,741,389)

   Net loss for nine months
     ended September 30, 2000     (242,050)    (2,663)    (4,599)     (234,788)

Balances at September 30, 2000 $(4,124,709)  $(53,993)  $(94,539)  $(3,976,177)


 Number of ownership units          11,814        131        225        11,458



See Notes to Financial Statements.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   Nine Months Ended
                                                     September 30,

                                                  2000              1999

Cash Flows From
  Operating Activities:
   Net loss                                   $(242,050)      $ (315,916)
   Adjustments to reconcile
     net loss to net cash from
     operating activities:
       Equity in income of
        Project Partnership                    (132,350)
       Distributions from zero basis
        Project Partnerships                     (3,940)         (33,022)
   Change in assets and liabilities:
     Advances to Project Partnerships            (5,969)          12,256
     Accounts payable                              (416)          (1,500)
     Payable to affiliates                       89,217         (159,201)
     Accrued interest on note payable          (100,859)         (58,565)


Net Cash From Operating Activities             (396,367)        (555,948)

Cash Flows From Investing Activities -
  Distributions from all
   Project Partnerships                         410,430          387,605


Net Change in Cash and Cash Equivalents          14,063         (168,343)

Cash and Cash Equivalents
 Beginning of Period                             14,777          450,473

Cash and Cash Equivalents
 End of Period                                $  28,840       $  282,130


Interest payments                             $ 336,892       $  293,737




                       See Notes to Financial Statements.
                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


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

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended December 31, 1999. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the nine months ended September 30, 2000, are not necessarily indicative of the results for the year ending December 31, 2000. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.

Comprehensive losses for the nine month periods ended September 30, 2000 and 1999 were equal to the Registrant's net losses.

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

Segment Reporting

The Partnership's principal line of business is investing in Project Partnerships that own and operate Projects that are financed and/or operated under federal or state housing assistance programs. Management has considered the requirements of Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" and believes that the partnership operates in one business segment.

Note B  Investment in Project Partnership and Note Payable

The Hawthorn project partnership refinanced its mortgage during 1997. Proceeds from the refinancing were used to make a partial payment on the promissory note which had come due December 31, 1996. The remaining balance of the promissory note was renegotiated. The mortgage was refinanced under HUD regulations which limit the amount of debt that can be collateralized by the project. Accordingly, HUD would not approve the mortgage refinance unless the promissory note was no longer a liability of the project. Therefore, the general partner of the Registrant and the noteholder agreed to have the promissory note assumed by the Registrant. The promissory note is now collateralized by the partners' interests in the Hawthorn project partnership. Principal and interest due on the promissory note are only payable from surplus cash received by the Registrant from the Hawthorn project partnership. The Registrant is not required to make any payments from surplus cash it receives from any other project. The promissory note plus accrued interest totaled $3,645,151 at September 30, 2000, and bears simple interest at a rate of 9%. Any principal and interest remaining unpaid on June 30, 2002, will be due in full.

In conjunction with assuming the liability for the promissory note, the Registrant also recorded a corresponding investment in Hawthorn. The investment account was then reduced by previously unrecorded losses of Hawthorn in accordance with the equity method of accounting. The investment account will be adjusted in future years by the Registrant's share of any additional income or loss from Hawthorn as reported on Hawthorn's periodic financial statements.
This investment account will also be reduced whenever the Registrant receives a distribution from Hawthorn. Therefore, until the investment account is reduced to zero, the Registrant will not recognize distribution income in future years from the Hawthorn project partnership.

None of the Project Partnerships are experiencing significant cash flow deficiencies after adding back non-cash items such as depreciation, amortization and accrued interest on promissory notes not currently payable to the operating losses of the Project Partnerships.

                        MANAGEMENT'S FINANCIAL DISCUSSION
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


The Registrant is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A).

The primary reasons for the decrease in net loss for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 were due to an increase in equity income of project partnership, offset by a reduction of interest income due to the lower cash equivalent balance and a decrease in distributions. This was also partially offset by an increase in operating expenses.

The Registrant is liable for a promissory note that bears simple interest at a rate of 9%. Principal and interest payable totaled $3,645,151 at September 30, 2000. Principal and interest can only be paid from distributions received from Hawthorn. The Registrant is not required to use distributions from any other Project Partnership to make payments on this promissory note.

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




                            PART II OTHER INFORMATION



Item 6:  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended September 30, 2000.




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


                               GULLEDGE REALTY INVESTORS II, L.P.

                                      By:GULL-AGE Properties, Inc.
                                         Managing General Partner




Date:  November 10, 2000                 By:  /s/Robert L. Proost
                                         Robert L. Proost
                                         President and Treasurer