Form 10-K405
period 2000-12-31
GULLEDGE REALTY INVESTORS II L P
filed 2001-04-16
CIK 739626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                    FORM 10-K


(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended December 31, 2000

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


   As of December 31, 2000, the Registrant has investments in Project Partnerships which own the Projects listed below:

                     Year        Housing      Original     Offering    Acquisition     Government
     PROJECT      Completed       Units      Mortgages     Proceeds        Fees         Programs

1.Olympic Village     1977        320       $ 5,989,253   $2,720,000  $  244,800  HUD Sections
Chicago Heights, IL                                                               8 and
                                                                                   221(d)(4);
                                                                                   Illinois HDA

2.Hawthorn Ridge      1977        176       $ 4,196,243   $1,836,000  $  164,700  HUD Section
 Woodbridge, IL                                                                    223(F)

3.Colony Place Apts.  1970        100       $ 1,744,265   $  598,750  $   53,950  HUD Sections
 Fayetteville, NC                                                                  8 and 236

4.Country Oaks Apts.  1986         36       $ 1,054,350   $  264,000  $   23,760  FmHA 515
 Somerville, TN

5.Rancho Vista Apts.  1986         28       $   992,920   $  239,500  $   21,500  FmHA 515
 Wickenburg, AZ

6   Pine West Apts.           1986     48     $1,282,500  $ 300,000   $   27,000  FmHA 515
 Indianola, MS
                                  708       $15,259,531  $5,958,250   $  535,710


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

                              Average Effective             Average
                                Occupancy               Monthly Rental

           Project             2000    1999              2000  1999

Olympic Village Apts.          91%      96%              $804     $804

Hawthorn Ridge Apts.           96%      96%              $809     $782

Colony Place Apts.             89%      92%              $302     $302

Country Oaks Apts.             94%      95%              $230     $230

Rancho Vista Apts.             97%      94%              $340     $321

Pine West Apts.                95%      99%              $292     $275

   The Registrant had owned an investment in Carriage House of Florence Apts. ("Florence") which defaulted on a promissory note secured by the Registrant's partnership interest in the Project Partnership. In 2000, the Project was sold in lieu of foreclosure and the Project Partnership was liquidated. The effect on the financial statements was negligible because the investment in the Project Partnership was reduced to zero several years ago. The
Project Partnership had historically paid an annual distribution to the Partnership of approximately $6,000.

ITEM 3.        LEGAL PROCEEDINGS.

   The Registrant is not currently subject to any pending material legal proceeding.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

   As of December 31, 2000, the number of holders of units was 1,029.

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

ITEM 6.        SELECTED FINANCIAL DATA.

                                          Year Ended December 31,

                                 2000           1999         1998          1997            1996

Revenue and equity
 in Project Partnerships'
 Operations                  $  200,007      $  582,499      $197,981 $(2,621,916)        $45,946

Expenses                       (509,105)      (498,059)     (535,384)    (248,899)        (159,279)

Net (Loss)/Income             $(309,098)     $84,440             $(337,403)$(2,870,815)
$(113,333)

Investment in Project
Partnerships                 $  254,246     $   487,199          $661,318  $   976,602         $

Total Assets                $  296,286       $511,571       $1,129,425$1,498,463          $449,902

Net (Loss)/Income per
partnership unit             $  (26)         $    7         $    (29) $    (243)          $    (10)

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
       RESULT OF OPERATIONS.

   The net loss for 2000 was $309,098 compared to net income of $84,440 for 1999 and net loss for 1998 of $337,403 (see Items 6 and 14(a)1). Net income for 1999 was primarily due to a distribution from the sale of the assets of Greentree Housing Limited Partnership ("Greentree") compared to the net losses for 2000 and 1998 described in the following paragraphs.

   The assets of Florence and Greentree were sold on November 30, 2000 and October 15, 1999, respectively. As a result of the sales, the Registrant recorded an Investment in Project Partnerships equal to its proportionate share of the gain on the sales. Following the equity method of accounting, the Registrant was then required to reduce its investment balance by previously unrecognized losses from Florence and Greentree, which reduced the Registrant's investment in the projects back to zero. In 1999, the Registrant received a $347,596 distribution from Greentree due in large part to proceeds from the sale. The distribution is recorded in Distributions from zero-basis Project Partnerships in the Statement of Operations.

   Distribution income received from zero-basis Project Partnerships was $24,489 in 2000 compared to $383,005 in 1999 and $32,183 in 1998. Income from distributions was greater in 1999 compared to 2000 and 1998 primarily due to the $347,596 distribution from Greentree.

   Expenses increased in 2000 compared to 1999 primarily because of an increase in operating expenses. Expenses decreased in 1999 compared to 1998 due to a decrease in consulting fees and interest expense partially offset by an increase in professional fees.

   The accounting for an investment in a Project Partnership involves increasing and decreasing the Registrant's investment in each Project Partnership by the Registrant's share of the Project Partnership's income and loss, respectively. If losses accumulate greater than gains plus capital contributions and less distributions to date, the investment is reduced until that investment reaches zero. Losses incurred by a Project Partnership subsequent to the Registrant's investment reaching zero are not reflected in the Registrant's financial statements until such time as the Project Partnership reports net income.
Losses reported from the Project Partnerships are primarily the result of depreciation expense and interest expense incurred on non-recourse government backed debt and non-recourse secondary financing loans. These losses, in and of themselves, do not accurately portray the surplus cash or excess cash (as defined by HUD and Farmers' Home regulations) generating potential of the projects, such surplus cash being available for distribution to the partners of the Project Partnerships. The Registrant treats distributions as income, if the investment in the Project Partnership is zero, or as a return or withdrawal of capital invested in the Project Partnership, if the investment is above zero.

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

   The assets of the Registrant are illiquid. The primary source of cash to finance day-to-day operations is from distributions, if any, to the Registrant from the Project Partnerships. Due to a low volume of transactional activity, the Registrant's need for cash to finance day-to-day operations is minimal. The ability to sell the Registrant's assets, i.e. the Project Partnerships, is limited by the overall market conditions in the geographic areas where the Projects operate and, potentially, the ability of the Projects to qualify for Low Income Housing Tax Credits. In addition, the purchase of these interests was intended to be for long-term investment purposes.

   The distribution received from Project Partnerships in a given year is affected by regulatory restrictions and limitations and by the operations of the Project Partnerships. Operations of the Project Partnerships is, in turn, affected by several factors, among which are:

   Inflation and changing economic conditions involving the management and ownership of rental real estate.

   Vacancy levels, rental payment defaults and operating expenses which are all dependent on general and local economic conditions.

   The need for capital additions or improvements which may limit the amount of cash available for distribution.

Shifts in these conditions could impact operating results of the Project
   Partnerships.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The Partnership is exposed to interest rate risk related to changes in fair value on its fixed rate debt. As of December 31, 2000, the partnership had $3,723,543 of principal and accrued interest on a fixed rate note bearing interest at 9% (See Note E to the Financial statements).

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

             Name                         Position

          Douglas L. Kelly              Director, President, Treasurer
                                          and Secretary

          Robert J. Herleth             Vice President and
                                          Assistant Secretary

          Joseph G. Porter              Vice President, Assistant Treasurer
                                          and Assistant Secretary

   Douglas L. Kelly, age 52, is President, Secretary and Treasurer of the General Partner. Mr. Kelly succeeds Robert L. Proost who retired March 1, 2001. Mr. Kelly joined A.G. Edwards & Sons, Inc. on January 1, 1994 and serves as Director, Corporate Vice President, Corporate Secretary, Director of Law and Compliance and Chief Financial Officer. Prior to joining A.G. Edwards & Sons, Inc., Mr. Kelly was a partner in Peper, Martin, Jensen, Maichel & Hetlage, a
St. Louis area law firm, where he served as outside counsel to A.G. Edwards & Sons, Inc. for eight years.

   Robert J. Herleth, age 48, is a Vice President and Assistant Secretary of the General Partner. Mr. Herleth joined A.G. Edwards & Sons, Inc. in 1980. Since then he has specialized in the areas of real estate and finance. He is also Vice President of A.G.E. Realty Corp., the Special Limited Partner, which owns other real estate properties and interests. Prior to joining A.G. Edwards & Sons, Inc., Mr. Herleth was employed by Pantheon Corporation, a St. Louis area real estate development firm.

   Joseph G. Porter, age 40, is a Vice President, Assistant Treasurer and Assistant Secretary of the General Partner. Mr. Porter manages the operations of the General Partner. Mr. Porter succeeds Eugene J. King who retired on February 28, 1999. Mr. Porter joined A.G. Edwards & Sons, Inc. in 1982 and serves as Vice President and Principal Accounting Officer.

   The General Partner does not have any standing audit, nominating or compensation committees.

ITEM 11.            EXECUTIVE COMPENSATION.

   Under the provisions of the Registrant's Limited Partnership Agreement, the General Partner is entitled to receive an asset management fee (an annual cumulative amount of $114,580) and a program management fee (an annual
noncumulative amount up to $59,250).    No such fees were paid during 2000.  The
accumulated amount of these fees accrued but not paid to the General Partner at December 31, 2000 are $660,300 of asset management fees and $0 of program management fees. The ability to pay the program management fee is limited by payment of priority items as outlined in the Registrant's Limited Partnership Agreement.

   The General Partner is also to receive a fee of 1% of the gross capital proceeds generated by the Project Partnerships for services connected with the disposition of Partnership investments. This payment is limited by payment of priority items as outlined in the Registrant's Limited Partnership Agreement. In addition, the General Partner will receive any fees to which the prior General Partners would be entitled for performing services with respect to the Project Partnerships of which the Registrant is the limited partner.

   Please refer to Note C of the financial statements referenced under
Item 14(a)1 for additional information.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

   The General Partner owns a 1.1% interest in the Registrant and its affiliate, A.G.E. Realty Corporation, owns a 0.10% interest in the Partnership as Special Limited Partner. As of December 31, 2000, no person was known by the Registrant to be the beneficial owner of more than a 5% interest in the Partnership.

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

                                     PART IV


ITEM 14.            EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
FORM 8-K

(a)                 The following financial statements are included:

       1. Financial Statements of the Registrant (filed herewith as Exhibit 1).

          Independent Auditors' Report.

          Balance Sheets as of December 31, 2000 and 1999.

          Statements of Operations for the three years in the period ended December 31, 2000.

          Statements of Changes in Partners' Deficit for the three years in the period ended December 31, 2000.

          Statements of Cash Flows for the three years in the period ended December 31, 2000.

          Notes to Financial Statements.

       Financial Statements of Unconsolidated Limited Partnership and Independent Auditors' Report meeting requirements of significant subsidiary/investee (Exhibit 2).

       No financial schedules are applicable.

       Management will provide, without charge, a copy of the Registrant's annual report on Form 10-K.

(b)    Reports on Form 8-K:

       There were no reports filed on Form 8-K for the year ended December 31, 2000.




                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 11, 2001                GULLEDGE REALTY INVESTORS II
                                       (Registrant)

                              By:  Gull-AGE Properties, Inc.
                                 (General Partner)




                              By:  /s/Douglas L Kelly
                                 Douglas L. Kelly
                                 President, Secretary,
                                   Treasurer & Director



                              By:  /s/Robert J Herleth
                                 Robert J. Herleth
                                 Vice President & Assistant Secretary



                              By:  /s/Joseph G Porter
                                 Joseph G. Porter
                                 Vice President, Assistant Treasurer
                                 & Assistant Secretary




                       GULLEDGE REALTY INVESTORS II, L.P.

                        (A VIRGINIA LIMITED PARTNERSHIP)

                              FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000









INDEPENDENT AUDITORS' REPORT

To the Partners of
Gulledge Realty Investors II:

We have audited the accompanying balance sheets of Gulledge Realty Investors II (a limited Partnership) (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hawthorn Housing Limited Partnership, a majority owned Limited Partnership, (the "Project Partnership") as of December 31, 2000 and 1999, the Partnership's investment in which is accounted for by use of the equity method. The Partnership's investment in the Project Partnerships of $254,246 and $487,199 at December 31, 2000 and 1999, respectively, and its share of Project Partnership's net income of $173,537, $180,464 and $141,971 for each of the three years in the period ended December 31, 2000 are included in the accompanying financial statements. The financial statements of the Project Partnership were audited by another auditor whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such Project Partnership is based solely on the reports of the other auditor.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of another auditor provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of another auditor, such financial statements present fairly, in all material respects, the financial position of Gulledge Realty Investors II as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.






April 11, 2001

                                     RBG&CO.

S2300-020         INDEPENDENT AUDITORS' REPORT

To The Partners
Hawthorn Housing Limited Partnership

We have audited the accompanying balance sheet of Hawthorn Housing Limited Partnership, Project No. 071-11069, a limited partnership, as of December 31, 2000 and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawthorn Housing Limited Partnership as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on Pages 14 through 16) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 24, 2001 on our consideration of Hawthorn Housing Limited Partnership's internal control and reports dated January 24, 2001 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


January 24, 2001


          Rubin, Brown, Gornstein & Co. LLP   230 South Bemiston Avenue
          Certified Public Accountants/Business Consultants St. Louis, MO  63105

          314/727-8150 TELwww.rbgco.com       314/727-9195 FAX



                       GULLEDGE REALTY INVESTORS II, L.P.
                        (A VIRGINIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS



                                                 December 31,
    Assets                                     2000                   1999

     CASH AND CASH EQUIVALENTS              $14,740              $    14,777
Advances to Project Partnerships             6,751                    9,595
Investment in Project Partnerships
 (Note E)                                  254,246                  487,199
Distributions receivable                    20,549

  Total Assets                         $   296,286              $   511,571




    Liabilities and Partners' Deficit

Accounts payable                       $    10,200              $     8,500
Payable to affiliates (Note D)             704,300                  589,720
     CAPITAL CONTRIBUTIONS PAYABLE          50,000                   50,000
Note Payable (Note E)                   3,723,543                 3,746,010

     TOTAL LIABILITIES                   4,488,043                4,394,230


Partners' Deficit (Note B)             (4,191,757)               (3,882,659)

  Total Liabilities and
   Partners' Deficit                  $    296,286               $  511,571


See Notes to Financial Statements.




                       GULLEDGE REALTY INVESTORS II, L.P.
                        (A VIRGINIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS



                                    Year Ended December 31,

                                    2000                1999          1998

Revenue and equity in
  Project Partnerships'
   operations:

    Interest                       $  1,981       $ 19,030       $    23,827
    Distributions from
     zero-basis
      Project Partnerships           24,489        383,005            32,183
    Equity in income of
      Project Partnerships          173,537        180,464            141,971

                                    200,007            582,499
197,981

Expenses:
   ASSET MANAGEMENT FEE(NOTE D)   114,580              114,580        114,580
       Interest expense            314,424              314,424        320,462
     Professional fees              21,926               21,116          9,000
     Consulting fees                44,000               44,000         88,000
     Operating expenses             14,175                3,939          3,342

                                   509,105              498,059        535,384

Net (Loss)/Income               $ (309,098)          $   84,440     $(337,403)




See Notes to Financial Statements.



                       GULLEDGE REALTY INVESTORS II, L.P.
                        (A VIRGINIA LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                       THREE YEARS ENDED DECEMBER 31, 2000



                                                                      Special
                                   Total          General             Limited             Limited
Balances at January 1, 1998    $(3,629,696)   $  (48,518)          $(84,975)         $(3,496,203)

  Net loss for 1998               (337,403)       (3,741)            (6,569)            (327,093)

Balances at December 31, 1998   (3,967,099)      (52,259)            (91,544)         (3,823,296)

  Net income for 1999               84,440            929              1,604              81,907

Balances at December 31, 1999   (3,882,659)      (51,330)            (89,940)         (3,741,389)

  Net loss for 2000               (309,098)       (3,400)             (5,873)           (299,825)

Balances at December 31, 2000  $(4,191,757)$     (54,730)           $(95,813)        $(4,041,214)



See Notes to Financial Statements.



                       GULLEDGE REALTY INVESTORS II, L.P.
                        (A VIRGINIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS



                                             Year Ended December 31,

                                          2000        1999         1998

Cash Flows From Operating Activities:
     Net (loss)/income                $(309,098)  $   84,440    $(337,403)
     Adjustments to reconcile net
     (loss)/income to net cash from
     operating activities:
        Provision for bad debts           6,094
        Equity in income of
         Project Partnership           (173,537)    (180,464)    (141,971)          Distributions from
         Distributions from
          zero-basis Project
          Partnerships                  (24,489)    (383,005)     (32,183)
          Change in assets
          and liabilities:
               Advances to Project
               Partnerships              (3,250)       8,039       13,463
               Accrued interest
               note payable             (22,467)      20,688      (67,733)
              Accounts payable            1,700          500        1,000
              Payable to affiliates     114,580     (723,482)      35,098

Net Cash From Operating Activities     (410,467)  (1,173,284)    (529,729)

Cash Flows From Investing Activities -
 Distributions from all Project
 Partnerships                           410,430      737,588      489,438

Net Change In Cash and Cash Equivalents     (37)    (435,696)     (40,291)

Cash and Cash Equivalents-
  Beginning of Year                      14,777      450,473      490,764

Cash and Cash Equivalents-
  End of Year                         $  14,740    $  14,777    $ 450,473


Cash paid for interest                $ 336,891    $ 293,736     $133,104


See Notes to Financial Statements.


                       GULLEDGE REALTY INVESTORS II, L.P.
                        (A VIRGINIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000


Note A    Summary of Significant Accounting Policies

          Partnership Organization

          Gulledge Realty Investors II (the "Partnership") is a limited partnership organized on December 1, 1983 under the laws of the Commonwealth of Virginia for the purpose of acquiring limited partner interests in real estate limited partnerships ("Project Partnerships"). These Project Partnerships have included as Florence Housing Associates ("Florence"), Colony Place Associates, Ltd. ("Colony"), Greentree Housing Limited Partnership ("Greentree"), Camelot Housing Limited Partnership ("Camelot"), Hawthorn Housing Limited Partnership ("Hawthorn"), Olympic Housing Limited Partnership ("Olympic"), Country Oaks Apartments Limited Partnership, Pine West, Ltd., and Rancho Vista Associates. Camelot was foreclosed in 1996. Greentree's assets were sold in 1999. Florence's assets were sold in lieu of foreclosure in 2000. Except for these three (see Note E), each of the Project Partnerships is an operating real estate project which receives mortgage interest and/or rental assistance from the United States Department of Housing and Urban Development ("HUD") or Farmer's Home Administration. The Partnership commenced operations on March 1, 1984.

          The financial statements include only those assets, liabilities, and results of operations which relate to the business of Gulledge Realty Investors II and do not include any assets, liabilities, or operating results attributable to the partners' individual activities.

          In November 1988, the General Partners (Eugene A. Gulledge, Keith A. Gulledge and The Gulledge Corporation) filed for bankruptcy. The Limited Partnership Agreement allows for the replacement of a General Partner in such circumstances subject to Limited Partner approval.


          In November 1990, by approval of a majority vote of the limited partnership units, Gull-AGE Properties, Inc. ("GAP") replaced
          Eugene A. Gulledge, Keith A. Gulledge and The Gulledge Corporation as the sole General Partner. GAP is not affiliated with the Gulledges or their affiliates. GAP had been performing certain administrative duties on behalf of the Gulledges since the bankruptcy filing. As General Partner, GAP will continue the operation of the Partnership in accordance with the Limited Partnership Agreement.

          Cash and Cash Equivalents

          The Partnership considers interest bearing money market account balances to be cash equivalents.

          Investment in Project Partnerships

          The investment in Project Partnerships is accounted for using the equity method of accounting. Under the equity method, investments are reflected at cost, adjusted for the Partnership's share of the Project Partnerships' income or loss. The Partnership is under no obligation to contribute additional capital, or to lend monies necessary to fund cash flow deficiencies of the Project Partnerships, because the Partnership is a limited partner in such partnerships. The investment account will not be reduced below zero because the Partnership is not liable for Project Partnership losses in excess of such investment. Losses in subsequent years will be maintained separately for tax purposes. These losses are available to be applied toward any possible future income from these Project Partnerships. Any distributions received from the Project Partnerships subsequent to reducing the investment account to zero, will be recognized as income in the year received.

          Income Taxes

          No provision has been made for current or deferred income taxes since they are the responsibility of each partner. Profits (or gains) and losses of the Partnership are allocated to the partners in accordance with the partnership agreement.

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

          Segment Reporting

          In fiscal year 1998, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Partnership's principal line of business is investing in Project Partnerships that own and operate Projects that are financed and/or operated under federal or state housing assistance programs. Management has considered the requirements of SFAS No. 131 and believes that the Partnership operates in one business segment.

          Derivative Instruments and Hedging Activities

          In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133. In June 1999, the FASB also issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 defers the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities until January 1, 2001. SFAS No. 133, as amended by SFAS No. 138, requires, among other things, that all derivatives be recognized in the balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship. If such a relationship exists, changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported in income. Effective January 1, 2001, the Partnership adopted these Statements. This adoption did not have an impact on the Partnership's financial statements.

          Reclassifications

          Where appropriate, prior years' financial information has been reclassified to conform with the current year presentation.

Note B    Partners' Deficit

          Profits and losses of the Partnership are allocated pro-rata to the partners in accordance with their interest as follows:

                 General partner (131 units)                      1.1%
                 Special limited partners (225 units)             1.9
                 Investor limited partners (11,458 units)        97.0
                                                                100.0%

          Upon dissolution and termination of the Partnership, the net proceeds resulting from the sale of Partnership assets are first used to pay all debts and liabilities of the Partnership; next, to repay capital contributions of the partners less any prior cash distributions from capital proceeds; then, to the payment of a cumulative disposition fee to the General Partner, with any remaining funds allocated as follows:

                 General partner                       4.0%
                 Special limited partners              6.0
                 Investor limited partners            90.0
                                                     100.0%

          In the event that net operating revenues, as defined, are realized during any fiscal year, an annual noncumulative program management fee of up to $59,250 is payable to the managing General Partner. The fee represents compensation for maintaining the Partnership's books, records and accounts per the Partnership agreement. The amount of the program management fee plus the asset management fee accrued each year shall not exceed .5% of invested assets, as defined in the Partnership's Limited Partnership Agreement (the "Agreement").

          Upon the distribution of capital proceeds by the Partnership, the General Partner is authorized to receive a cumulative disposition fee equal to 1% of the capital proceeds generated through the sale of Project Partnerships to the extent such proceeds exceed priority payments as defined in the Agreement.

Note C    Reconciliation of Operations:  Financial Statement Versus Income Tax
          Return

          The financial statement (loss)/income is reconciled to income tax loss for the years ended December 31, 2000, 1999 and 1998 as follows:


                                                 2000      1999       1998

Net (loss)/income per financial statements  $ (309,098) $  84,440  $(337,403)
          Add: equity in income of Project
                Partnership for financial
                 statement purposes           (173,537)  (180,464)  (141,971)
          Less: equity in losses of
               Project Partnerships for tax
                return purposes                           (14,775)(1,199,159)
          Distributions received from zero-basis
           Project Partnership                 (24,489)  (383,005)   (32,183)
Net loss per income tax return              $ (507,124) $(493,804)$(1,710,716)

Note D   Payable To Affiliates

         In accordance with the Agreement, the Partnership is required to pay to the General Partner an annual asset management fee of $114,580. Amounts due in accordance with the Agreement at December 31, 2000 and 1999 are $660,300 and $545,720, respectively.

 Note E  Project Partnerships

          The assets of Florence and Greentree were sold on November 30, 2000 and October 15, 1999, respectively. As a result of the sales, the Registrant recorded an Investment in Project Partnerships equal to its proportionate share of the gain on the sales. Following the equity method of accounting, the Registrant was then required to reduce its investment balance by previously unrecognized losses from Florence and Greentree, which reduced the Registrant's investment in the projects back to zero. In 1999, the Registrant received a $347,596 distribution from Greentree due in large part to proceeds from the sale. The distribution was recorded in Distributions from zero-basis Project Partnerships in the Statement of Operations.

          The Partnership's investment in the following Project Partnerships (the "Projects") serves as collateral in connection with promissory notes issued by the Projects as described below:

Project Partnership       Promissory Note,
    (Debtor)         Including Accrued Interest    Payment Terms

Colony               $2,218,000            9% interest due annually.
                                           Principal plus unpaid interest
                                           due on November 30, 1999.
                                           Note is currently in default.

Olympic              $8,078,000            10% interest due annually.
                                           Principal plus unpaid interest
                                           due on December 31, 2000
                                           Note is currently in default.

          Colony's promissory note was originally due December 31, 1995, but was extended until June 30, 1997, while a sale of the project was being pursued under the Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). LIHPRHA was a program administered by the Department of Housing and Urban Development ("HUD"). Unfortunately, funds are no longer available under the LIHPRHA program.

          The promissory note had been extended to November 30, 1999, while the general partner attempted to locate a buyer for the project. A buyer was not located before November 30, 1999. This note is currently in default. Therefore, the noteholder may demand payment and the project may revert to the noteholder at any time.

          Olympic's promissory note was originally due December 31, 1995, but was extended to December 31, 2000. In addition, the interest rate on Olympic's note was reduced from 12% to 10% and payment terms were changed to allow more of Olympic's available surplus cash to be paid to the noteholder as partial payment of the annual interest due on the promissory note. This note is currently in default. The noteholder has notified Olympic of its demand for payment. Therefore, the project may revert to the noteholder at any time, see Note G.

          The ability of the Projects to refinance or renegotiate these Promissory Notes when due is uncertain at this time. Factors that may affect the Projects' ability to refinance or renegotiate include changes in tax laws, changes in interest rates, and the operations of the Projects.

          The Partnership could lose its ownership interest in the Project Partnerships if the Partnership is unsuccessful in renegotiating these notes. Though the Partnership's investment in these Project Partnerships is zero, the impact on future operations could be significant as distributions from Project Partnerships is the primary source of revenue for the Partnership.

Hawthorn refinanced its mortgage during 1997. Proceeds from the refinancing were used to make a partial payment on the promissory note which had come due December 31, 1996. The remaining balance of the promissory note was renegotiated. The mortgage was refinanced under HUD regulations which limit the amount of debt that can be collateralized by the project. Accordingly, HUD would not approve the mortgage refinance unless the promissory note was no longer a liability of the project. Therefore, the General Partner of the Partnership and the noteholder agreed to have the promissory note assumed by the Partnership. The promissory note is now collateralized by the partners' interests in Hawthorn. Principal and interest are only payable from surplus cash received by the Partnership from Hawthorn.

         The Partnership is not required to make any payments from surplus cash it receives from any other project. The promissory note plus accrued interest totaled $3,723,543 at December 31, 2000, and bears simple interest at a rate of 9%. Any principal and interest remaining unpaid on June 30, 2002, will be due upon demand.

               In conjunction with assuming the liability for the promissory note, the Partnership also recorded a corresponding investment in Hawthorn. The investment account was then reduced by previously unrecorded losses of Hawthorn in accordance with the equity method of accounting. The investment account will be adjusted in future years by the Partnership's share of any additional income or loss from Hawthorn. This investment account will also be reduced whenever the Partnership receives a distribution from Hawthorn. Therefore, until the investment account is reduced to zero, the Partnership will not recognize distribution income in future years from the Hawthorn project partnership.

         None of the Project Partnerships are experiencing significant cash flow deficiencies after adding back non-cash items such as depreciation, amortization and accrued interest on promissory notes not currently payable to the operating losses of the Project Partnerships.


Note F    Condensed Financial Data of Project Partnerships

          The following is a summary of the condensed financial position and results of operations of the Project Partnerships which have been obtained from audited financial statements and are not covered by the accompanying independent auditors' report (dollars in thousands):

Note F    Condensed Financial Data of Project Partnerships (continued)

                          Colony Place Associates, Ltd.
                            Condensed Balance Sheets


                                          December 31,
                                         2000     1999

Assets:
     Rental Property (Net)              $1,026    $1,093
     Other Assets                          145       161
                                        $1,171    $1,254

Liabilities and Partners' Deficit:
     Mortgage Notes Payable             $3,034    $2,878
     Other Liabilities                     126       138
     Partners' Deficit                  (1,989)   (1,762)
                                        $1,171    $1,254

                       Condensed Statements of Operations

                                        For The Year Ended December 31,
                                         2000     1999     1998

Revenues:
     Rental Income                      $  372    $ 339   $  336
     Interest Income                         2        2        3
     Other Income                            3        8        8
       Total Revenue                       377      349      347

Expenses:
     Operating Expenses                 $  343    $ 307   $  297
     Financial Expenses                    194      181      164
     Depreciation                           66       66       66
       Total Expenses                      603      554      527

Net Loss                                $(226)    $(205)  $(180)
Note F    Condensed Financial Data of Project Partnerships (continued)

                   Country Oaks Apartments Limited Partnership
                            Condensed Balance Sheets

                                          December 31,
                                         2000     1999

Assets:
     Rental Property (Net)              $  102    $ 177
     Other Assets                          204      200
                                        $  306    $ 377

Liabilities and Partners' Deficit:
     Mortgage Notes Payable             $1,021    $1,026
     Other Liabilities                      59        59
     Partners' Deficit                    (774)     (708)
                                        $  306    $  377

                       Condensed Statements of Operations

                                        For The Year Ended December 31,
                                         2000     1999     1998

Revenues:
     Rental Income                      $  110    $ 105   $   99
     Interest Income                         9        4        4
     Other Income                            8        6        7
       Total Revenue                       127      115      110

Expenses:
     Operating Expenses                     74       60       59
     Financial Expenses                     41       33       31
     Depreciation                           74       74       73
       Total Expenses                      189      167      163

Net Loss                                $ (62)    $(52)   $ (53)

Note F    Condensed Financial Data of Project Partnerships (continued)

                           Florence Housing Associates
                            Condensed Balance Sheets
                             (Property Sold in 2000)

                                           December 31, 1999

Assets:
     Rental Property (Net)                     $3,147
     Other Assets                                 670
                                               $3,817

Liabilities and Partners' Deficit:
     Mortgage Notes Payable                    $7,232
     Other Liabilities                            231
     Partners' Deficit                         (3,646)
                                               $3,817

                       Condensed Statements of Operations

                                        For The Year Ended December 31,
                                         1999              1998
Revenues:
     Rental Income                      $1,065            $1,021
     Interest Income                        28                32
     Other Income                           16                16
       Total Revenue                     1,109             1,069

Expenses:
     Operating Expenses                  1,042               812
     Financial Expenses                    262               245
     Depreciation                          151               147
       Total Expenses                    1,455             1,204

Net Loss                                $(346)            $(135)
Note F   Condensed Financial Data of Project Partnerships (continued)

                      Greentree Housing Limited Partnership
                            Condensed Balance Sheets
                             (Property sold in 1999)

                                          December 31,
                                              1999
Assets:
     Other Assets                            $   70
                                             $   70

Liabilities and Partners' Capital:
     Other Liabilities                       $    2
     Partners' Capital                           68
                                             $   70

                       Condensed Statements of Operations

                                        For The Year Ended December 31,
                                         1999              1998

Revenues:
     Rental Income                      $  332            $  401
     Interest Income                         8                 3
     Other Income                          625                13
       Total Revenue                       965               417

Expenses:
     Operating Expenses                    253               323
     Financial Expenses                    153               164
     Depreciation                           37                50
       Total Expenses                      443               537

Net Income/(Loss)                       $  522            $(120)


Note F    Condensed Financial Data of Project Partnerships (continued)

                      Hawthorn Housing Limited Partnership
                            Condensed Balance Sheets

                                         December 31,
                                         2000     1999

Assets:
     Rental Property (Net)              $3,798    $4,018
     Other Assets                        1,492     1,538
                                        $5,290    $5,556

Liabilities and Partners' Capital:
     Mortgage Notes Payable             $4,778    $4,820
     Other Liabilities                     254       243
     Partners' Capital                     258       493
                                        $5,290    $5,556

                       Condensed Statements of Operations

                                        For The Year Ended December 31,
                                         2000     1999     1998

Revenues:
     Rental Income                      $1,515    $1,490  $1,458
     Interest Income                        40       35       30
     Other Income                           31       62       30
       Total Revenue                    $1,586    1,587    1,518

Expenses:
     Operating Expenses                    818      808      758
     Financial Expenses                    342      344      354
     Depreciation                          251      253      263
       Total Expenses                    1,411    1,405    1,375

Net Income                              $  175    $ 182   $  143
Note F    Condensed Financial Data of Project Partnerships (continued)

                       Olympic Housing Limited Partnership
                            Condensed Balance Sheets

                                         December 31,
                                         2000     1999

Assets:
     Rental Property (Net)              $7,129    $7,422
     Other Assets                          891       821
                                        $8,020    $8,243

Liabilities and Partners' Deficit:
     Mortgage Notes Payable             $12,864   $12,423
     Other Liabilities                    1,172     1,179
     Partners' Deficit                   (6,016)   (5,359)
                                        $ 8,020   $ 8,243

                       Condensed Statements of Operations

                                        For The Year Ended December 31,
                                         2000     1999     1998

Revenues:
     Rental Income                      $2,426    $2,432  $2,447
     Interest Income                        10       16       13
     Other Income                          201       51       38
       Total Revenue                     2,637    2,499    2,498

Expenses:
     Operating Expenses                  2,082    1,847    1,930
     Financial Expenses                    919      927      941
     Depreciation                          293      300      301
       Total Expenses                    3,294    3,074    3,172

Net Loss                                $(657)    $(575)  $(674)


Note F    Condensed Financial Data of Project Partnerships (continued)

                                 Pine West, Ltd.
                            Condensed Balance Sheets

                                         December 31,
                                         2000     1999

Assets:
     Rental Property (Net)              $  969    $  995
     Other Assets                          130       150
                                        $1,099    $1,145

Liabilities and Partners' Deficit:
     Mortgage Notes Payable             $1,248    $1,252
     Other Liabilities                      42        45
     Partners' Deficit                    (191)     (152)
                                        $1,099    $1,145

                       Condensed Statements of Operations

                                        For The Year Ended December 31,
                                         2000     1999     1998

Revenues:
     Rental Income                      $  154    $ 150   $  160
     Interest Income                         1        5        4
     Other Income                           13        6        6
       Total Revenue                       168      161      170

Expenses:
     Operating Expenses                    150      119      107
     Financial Expenses                     31       36       35
     Depreciation                           26       26       26
       Total Expenses                      207      181      168

Net (Loss)/Income                       $ (39)    $(20)   $    2

Note F    Condensed Financial Data of Project Partnerships (continued)

                             Rancho Vista Associates
                            Condensed Balance Sheets

                                          December 31,
                                         2000     1999

Assets:
     Rental Property (Net)              $  578    $ 620
     Other Assets                          103       73
                                        $  681    $ 693

Liabilities and Partners' Deficit:
     Mortgage Notes Payable             $  902    $ 905
     Other Liabilities                      30       14
     Partners' Deficit                   (251)    (226)
                                        $  681    $ 693

                       Condensed Statements of Operations

                                        For The Year Ended December 31,
                                         2000     1999     1998

Revenues:
     Rental Income                      $  171    $ 169   $  164
     Interest Income                         1        1        1
     Other Income                            2        3        2
       Total Revenue                       174      173      167

Expenses:
     Operating Expenses                     73       80       76
     Financial Expenses                     81       80       82
     Depreciation                           45       44       33
       Total Expenses                      199      204      191

Net Loss                                $ (25)    $(31)   $ (24)


Note F    Condensed Financial Data of Project Partnerships (continued)

                     Combined Total of Project Partnerships
                            Condensed Balance Sheets

                                          December 31,
                                         2000     1999

Assets:
     Rental Property (Net)              $13,602   $17,472
     Other Assets                         2,965     3,683
                                        $16,567   $21,155

Liabilities and Partners' Deficit:
     Mortgage Notes Payable             $23,847   $30,536
     Other Liabilities                    1,683     1,911
     Partners' Deficit                  (8,963)   (11,292)
                                        $16,567   $21,155

                       Condensed Statements of Operations

                                        For The Year Ended December 31,
                                         2000      1999    1998

Revenues:
     Rental Income                      $4,748    $6,082  $ 6,086
     Interest Income                        63        99       90
     Other Income                          258       777      120
     Total Revenue                       5,069     6,958    6,296

Expenses:
     Operating Expenses                  3,540     4,516    4,362
     Financial Expenses                  1,608     2,016    2,016
     Depreciation                          755       951      959
     Total Expenses                      5,903     7,483    7,337

Net Loss                                $(834)    $(525)  $(1,041)


Note G    Subsequent Event

          Subsequent to year end the noteholder of the promissory note from Olympic sent a notice of demand for payment of sums due. Therefore, the project may revert to the noteholder at any time. The effect on the Registrant's financial statements will be immaterial because the investment in Olympic was reduced to zero several years ago. The project paid no distributions to the Registrant in 2000 and 1998, and paid $6,000 in 1999.

                                                                       EXHIBIT 2


                              FINANCIAL STATEMENTS

                                       OF

                       UNCONSOLIDATED LIMITED PARTNERSHIPS

                       MEETING REQUIREMENTS OF SIGNIFICANT

                               SUBSIDIARY/INVESTEE




                                HAWTHORN HOUSING
                               LIMITED PARTNERSHIP
                                    071-11069
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


                                     RBG&CO.

S2300-020         INDEPENDENT AUDITORS' REPORT

To The Partners
Hawthorn Housing Limited Partnership

We have audited the accompanying balance sheet of Hawthorn Housing Limited Partnership, Project No. 071-11069, a limited partnership, as of December 31, 2000 and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawthorn Housing Limited Partnership as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on Pages 14 through 16) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 24, 2001 on our consideration of Hawthorn Housing Limited Partnership's internal control and reports dated January 24, 2001 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


January 24, 2001


          Rubin, Brown, Gornstein & Co. LLP   230 South Bemiston Avenue
          Certified Public Accountants/Business Consultants St. Louis, MO  63105

          314/727-8150 TELwww.rbgco.com       314/727-9195 FAX

                                  BALANCE SHEET
                                   PAGE 1 OF 2
                                DECEMBER 31, 2000

                                     ASSETS

CURRENT ASSETS
 1120  Cash - operations                     $417,532
 1125  Cash - entity                            1,978
 1130  Tenant accounts receivable               9,267
 1200  Miscellaneous prepaid expenses          35,098
 1100T    TOTAL CURRENT ASSETS                           $463,875

DEPOSITS HELD IN TRUST - FUNDED
 1191  Tenant deposits held in trust                       64,000

RESTRICTED DEPOSITS AND FUNDED RESERVES
 1310  Escrow deposits                         92,574
 1320  Replacement reserve                    397,669
 1300T    TOTAL DEPOSITS                                  490,243

FIXED ASSETS (NOTE 2)
 1410  Land                                   620,000
 1420  Buildings                             6,595,513
 1440  Building equipment - portable          479,089
 1400T    TOTAL FIXED ASSETS                 7,694,602

 1495  Less:  Accumulated depreciation       3,896,995
 1400N    NET FIXED ASSETS                               3,797,607

OTHER ASSETS
 1520  Intangible assets                      461,127
 1590  Miscellaneous other assets              13,000
 1500T    TOTAL OTHER ASSETS                               474,127

 1000T    TOTAL ASSETS                                   $5,289,852


                                  BALANCE SHEET
                                   PAGE 2 OF 2
                                DECEMBER 31, 2000


                                   LIABILITIES

CURRENT LIABILITIES
 2100  Accounts payable - operations         $37,231
 2113  Accounts payable -- entity              1,972
 2120  Accrued wages payable                   3,570
 2123  Accrued management fee payable          7,582
 2150  Accrued property taxes                150,000
 2170  Mortgage payable - first mortgage
   (short-term) (Note 2)                      45,072
 2210  Prepaid revenue                         5,587
 2122T    TOTAL CURRENT LIABILITIES                     $ 251,014

DEPOSIT AND PREPAYMENT LIABILITIES
 2191  Tenant deposits held in
   trust (contra)                                          48,336

LONG-TERM LIABILITIES
 2320  Mortgage payable - first mortgage
  (Note 2)                                              4,732,575

 2000T    TOTAL LIABILITIES                              5,031,925

                                PARTNERS' EQUITY

 3130  Partners' equity                                    257,927

 2033T    TOTAL LIABILITIES AND PARTNERS' EQUITY        $5,289,852



                          STATEMENT OF PROFIT AND LOSS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

 PART 1  DESCRIPTION OF ACCOUNT      ACCT. NO.  AMOUNT
         Rent Revenue - Gross Potential  5120  $1,154,681
         Tenant Assistance Payments      5121  $  438,158
         Rent Revenue-Stores and Comm    5140  $
         Garage and Parking Spaces       5170  $
 RENTAL  Flexible Subsidy Revenue        5180  $
REVENUE  Miscellaneous Rent Revenue      5190  $
  5100   Excess Rent                     5191  $
         Rent Revenue/Insurance          5192  $
         Special Claims Revenue          5193  $
         Retained Excess Income          5194  $
           TOTAL RENT REVENUE           5100T            $1,592,839
         Apartments                      5220  $   67,965
         Stores and Commercial           5240  $
VACANCIES  Rental Concessions            5250  $    9,697
  5200   Garage and Parking Spaces       5270  $
         Miscellaneous                   5290  $
           TOTAL VACANCIES              5200T            $   77,662
           NET RENTAL REVENUE
            Rent Revenue Less Vacancies 5152N            $1,515,177
  5300   Nursing Homes/Assisted Living/
          Board and Care/Other Elderly
          Care/ Coop/ and Other Revenues 5300
         Financial Revenue -
          Project Operations             5410  $15,892
FINANCIAL  Revenue from Investments -
          Residual Receipts              5430  $
REVENUE  Revenue from Investments -
          Replacement Reserve            5440  $24,324
  5400   Revenue from Investments -
          Miscellaneous                  5490  $
           TOTAL FINANCIAL REVENUE      5400T            $40,216
         Laundry and Vending Revenue     5910  $ 6,040
 OTHER   Tenant Charges                  5920  $24,585
REVENUE  Interest Reduction
          Payments Revenue               5945  $
  5900   Miscellaneous Revenue           5990  $
           TOTAL OTHER REVENUE          5900T            $30,625
           TOTAL REVENUE                5000T            $1,586,018
         Conventions and Meetings        6203  $
         Management Consultants          6204  $
         Advertising and Marketing       6210  $15,693
         Other Renting Expenses          6250  $
         Office Salaries                 6310  $20,360
ADMINISTRATIVE                     Office Expenses6311   $19,242
EXPENSES Office or Model Apartment Rent  6312  $ 8,763
6200/6300  Management Fee                6320  $82,360
         Manager or Superintendent
          Salaries                       6330  $36,550
         Administrative Rent Free Unit   6331  $
         Legal Expenses - Project        6340  $ 9,445
         Audit Expense                   6350  $ 8,900
         Bookkeeping Fees/
          Accounting Services            6351  $ 7,392
         Bad Debts                       6370  $ 7,481
         Miscellaneous Admin Expenses    6390  $    73
           TOTAL ADMINI EXPENSES        6263T            $216,259
         Fuel Oil/Coal                   6420  $
UTILITIES  Electricity                   6450  $27,330
EXPENSE  Water                           6451  $32,489
  6400   Gas                             6452  $76,990
         Sewer                           6453  $14,016
           TOTAL UTILITIES EXPENSE      6400T            $150,825
         TOTAL EXPENSES (CARRY FORWARD TO PAGE 2)                $    367,084


                                   Page 1 of 2
Project Name:  Hawthorn Housing Limited Partnership
                                           BALANCE CARRIED FORWARD    $367,084

         DESCRIPTION OF ACCOUNT      ACCT. NO.  AMOUNT
         Payroll   6510                        $102,059
         Supplies  6515                        $28,144
         Contracts 6520                        $95,944
Operating  Operating and Maintenance
          Rent Free Unit                 6521  $
Maintenance   Garbage and Trash Removal  6525  $ 8,448
Expenses Security Payroll/Contract       6530  $
  6500   Security Rent Free Unit         6531  $
         Heating/Cooling Repairs
          and Maintenance                6546  $
         Snow Removal                    6548  $13,725
         Vehicle and Maintenance
          Equipment/Operation/Repairs    6570  $
         Miscellaneous Operating and
          Maintenance Expenses           6590  $   805
           Total Operating and
            Maintenance Expenses        6500T            $249,125
         Real Estate Taxes               6710  $149,038
         Payroll Taxes (Project's Share) 6711  $ 16,446
 Taxes   Property and Liability
          Insurance (Hazard)             6720  $ 19,436
  and    Fidelity Bond Insurance         6721  $    780
Insurance  Workmen's Compensation        6722  $  3,912
  6700   Health Insurance and Other
          Employee Benefits              6723  $  6,439
         Miscellaneous Taxes, Licenses,
          Permits and Insurance          6790  $  3,095
           Total Taxes and Insurance    6700T            $199,146
         Interest on Mortgage Payable    6820  $316,857
Financial  Interest on Notes Payable
         (Long-Term)                     6830  $
Expenses Interest on Notes Payable
         (Short-Term)                    6840  $
  6800   Mortgage Insurance Premium/
          Service Charge                 6850  $24,004
         Miscellaneous Financial Exp     6890  $ 1,058
           Total Financial Expenses                      $341,919
  6900   Nursing Homes/ Assisted Lvng/
          Board and Care/ Other
           Elderly Care Expenses         6900            $
           Total Cost of Operations
            before Depreciation
            and Amortization            6000T            $1,157,274
           Profit (Loss) before
            Deprec and Amortization     5060T            $428,744
         Depreciation Expense            6600  $236,271
         Amortization Expense            6610  $ 14,465
           Total Depreciation and Amortization           $250,736
           Operating Profit or (Loss)   5060N            $178,008
         Officer's Salaries              7110  $
 Corp/   Legal Expenses                  7120  $    234
Mortgagor  Federal, State, and Other
          Income Taxes                   7130  $  2,597
 Entity  Interest Income                 7140  $   (113)
Expenses Interest on Notes Payable       7141  $
  7100   Interest on Mortgage Payable    7142  $
         Other Expenses Amortization
          of organization costs          7190  $
           Net Entity Expenses          7100T            $  2,718
           Profit or Loss
            (Net Income or Loss)         3250            $175,290

MISCELLANEOUS OR OTHER INCOME AND EXPENSE SUB-ACCOUNT GROUPS. If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6590, 6790, 6890 and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
PART II
1.Total mortgage principal payments required during the audit year (12 monthly payments).  This applies to all direct loans and HUD-held and fully insured mortgages.  Any HUD approved second mortgages should be included in the figures.  (S1000-010)
                                                          $42,433
2.Total of 12 monthly deposits in the audit year into the Replacement
  Reserve account, as required by the Regulatory Agreement even if payments may be temporarily suspended or reduced. (Account S1000-
  020)
                                                          $18,600
3.Replacement Reserve or Residual Receipts releases which are included as expense items on this Profit and Loss Statement.  (Account S1000-
  030)
                                                          $25,198
4.Project Improvement Reserve Releases under the Flexible Subsidy
  Program that are included as expense items on this Profit and Loss Statement. (Account S1000-040)
                                                          $

                                   Page 2 of 2
                          STATEMENT OF PARTNERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2000






S1100-010 BEGINNING OF YEAR                             $493,232

3250      NET INCOME                                     175,290

S1200-420 DISTRIBUTIONS                                 (410,595)

3130      END OF YEAR                                   $257,927


                             STATEMENT OF CASH FLOWS
                                   PAGE 1 OF 2
                      FOR THE YEAR ENDED DECEMBER 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES            ACCOUNT   AMOUNT
     Receipts:
S1200-010 Rental receipts                              $1,505,606
S1200-020 Interest receipts                                40,329
S1200-030 Other operating receipts                         30,625
S1200-040                                       Total Receipts
1,576,560

     Disbursements:
S1200-050 Administrative                                   77,288
S1200-070 Management fee                                   82,394
S1200-090 Utilities                                       136,027
S1200-100 Salaries and wages                              158,439
S1200-110 Operating and maintenance                       148,084
S1200-120 Real estate taxes                               147,125
S1200-140 Property insurance                               15,575
S1200-150 Miscellaneous taxes and insurance                30,672
S1200-160 Tenant security deposits                          2,068
S1200-180 Interest on mortgage                            316,857
S1200-210 Mortgage insurance premium (MIP)                 47,790
S1200-220 Miscellaneous financial                           1,058
S1200-230 Total Disbursements                             1,163,377
S1200-240 NET CASH PROVIDED BY OPERATING ACTIVITIES       413,183

CASH FLOWS FROM INVESTING ACTIVITIES
S1200-245 Net releases from the mortgage
          escrow account                                   26,110
S1200-250 Net releases from the reserve for
          replacement account                               5,983
S1200-330 Net purchases of fixed assets                   (15,789)
S1200-340 Other investing activities                        2,000
S1200-350 NET CASH USED IN INVESTING ACTIVITIES            18,304

CASH FLOWS FROM FINANCING ACTIVITIES
S1200-360 Mortgage principal payments                      (42,433)
S1200-420 Distributions                                   (410,595)
S1200-450 Other financing activities                        (1,459)
S1200-460 NET CASH USED IN FINANCIAL ACTIVITIES           (454,487)

S1200-470 NET DECREASE IN CASH AND
          CASH EQUIVALENTS                                 (23,300)

S1200-480 BEGINNING OF PERIOD CASH AND
          CASH EQUIVALENTS                                 442,510

S1200T    END OF PERIOD CASH AND
          CASH EQUIVALENTS                                $419,510


                             STATEMENT OF CASH FLOWS
                                   PAGE 2 OF 2
                      FOR THE YEAR ENDED DECEMBER 31, 2000


RECONCILIATION OF NET INCOME TO NET CASH PROVIDEDACCOUNT  AMOUNT
 BY OPERATING ACTIVITIES
3250 Net income                                           $175,290
     Adjustments to reconcile net income to net cash
        provided by operating activities:
6600     Depreciation                                      236,271
6610     Amortization                                       14,465
         Change in assets and liabilities:
S1200-490                                       Increase in tenant accounts
receivable     (5,934)
S1200-520                                       Increase in prepaid expenses
(19,925)
S1200-530                                       Increase in cash restricted for
tenant
           security deposits                              (  1,280)
S1200-535                                       (Increase)decrease in entity
               asset accounts
 S1200-536      Increase in cash - entity       S1200-537     (113)
 S1200-536      Decrease in accounts and notes
                 receivable -- entity           S1200-537      858
S1200-540                                       Increase in accounts payable
13,466
S1200-560                                       Increase in accrued liabilities
2,409
S1200-580                                       Decrease in tenant security
              deposits held in trust                          (788)
S1200-590                                       Decrease in prepaid revenue
(3,637)
S1200-600                                       Other adjustments to reconcile
              net income to net cash provided
              by operating activities                           16
S1200-605                                       Increase in entity liability
accounts
 S1200-606    Increase in accounts payable -
               entity                           S1200-607    1,972

S1200-610    NET CASH PROVIDED BY OPERATING ACTIVITIES    $413,070

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION (S3100-010)

   The Partnership was organized as a limited partnership during June 1984 for the purpose of constructing and operating a rental housing project pursuant to a regulatory agreement with Illinois Housing Development Authority (IHDA). In November 1997, the Project was refinanced under
   Section 223(f) of the National Housing Act. The project consists of 176 units located in Woodridge, Illinois, operating under the name of Hawthorn Ridge Apartments. The project is regulated by the U.S. Department of Housing and Urban Development (HUD) and the Illinois Housing Development Authority (IHDA), as administrator of the housing assistance contract, as to rent charges and operating methods.

   The regulatory agreement with HUD limits annual distributions of net operating receipts to surplus cash. At December 31, 2000, there was "surplus cash" in the amount of $379,226 available for distribution.

   SIGNIFICANT ACCOUNTING POLICIES (S3100-040)

   The following significant accounting policies have been followed in the preparation of the financial statements:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

      The Partnership considers all temporary cash investments as cash equivalents. These temporary cash investments are securities held for cash management purposes, having maturities of three months or less.

      The Partnership deposits its cash in financial institutions. At times, deposits exceed federally insured limits. The Partnership has not experienced losses in such accounts.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      The Partnership provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. No allowance for doubtful accounts was provided for at December 31, 2000 as none was deemed necessary by management.

      Rental property is carried as cost. Depreciation is provided using straight-line and accelerated methods over estimated useful lives ranging from five to forty years.

      The replacement reserve can only be used for improvements to buildings upon prior approval of HUD.

      Deferred loan costs of $506,303 consist of fees for obtaining the HUD insured mortgage loan and are being amortized using the straight-line method over the life of the mortgage loan. Accumulated amortization amounted to $45,160 at December 31, 2000.

      Income or loss of the Partnership is allocated .01% to the general partner and 99.99% to the limited partners. No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the partners on their respective income tax returns.

2. MORTGAGE PAYABLE (S3100-050)

   The mortgage payable is insured by the Department of Housing and Urban Development and collateralized by a deed of trust on the rental property. The mortgage is payable to P/R Mortgage & Investment Corp. and bears interest at the rate of 6.6% per annum. Principal and interest are payable by the Partnership in monthly installments of $29,940 through December 2032.

   Under agreements with the mortgage lender and HUD, the Partnership is required to make monthly escrow deposits for property taxes, insurance, mortgage insurance and replacement of project assets.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

   The scheduled maturities of the mortgage payable at December 31, 2000 are as follows: (S3100-x1x)

               YEAR                           AMOUNT

               2001          S3100-060         45,072
               2002          S3100-070         48,138
               2003          S3100-080         51,413
               2004          S3100-090         54,911
               2005          S3100-100         58,647
               Thereafter    S3100-110      4,519,466

                                            $4,777,647

3. COMMITMENTS (S3100-X3X) (S3100-240)

   The Partnership has entered into a regulatory agreement with HUD which regulates, among other things, the rents which may be charged for apartment units in the project, prohibits the sale of the project without HUD consent, limits the annual distribution of cash flow to the partners and otherwise regulates the relationship between the Partnership and HUD.

   The Department of Housing and Urban Development, through a program administered by the Illinois Housing Development Authority, has contracted with the Partnership, effective December 1976, under Section 8 of the National Housing Act of 1968, to make housing assistance payments to the project on behalf of qualified tenants. The term of the agreement is five years with renewal options for terms not to exceed forty years.

4. RELATED PARTY TRANSACTIONS (S3100-200)

The project is managed by Alan Fox Real Estate Investment and Management Co., Inc., an affiliate of the special limited partner. The management contract provides for a management fee of 5.4% of gross collections. Total fees incurred for 2000 were $82,360. At December 31, 2000, management fees of $7,582 are payable to Alan A. Fox Real Estate Investment and Management Co., Inc. (53100-230)

Alan A. Fox Real Estate Invesment and Management Co., Inc. also receives a monthly accounting services fee of $3.50 per unit. This fee is charged for services which are not included in the monthly management fee. Total fees incurred during 2000 were $7,392. At December 31, 2000, fees of $616 are payable to Alan A. Fox Real Estate Investment and Management Co., Inc.

   S3100-210  Company Name   Alan A. Fox Real Estate Investment and
                             Management Co., Inc.

   S3100-220  Amount Received   $89,170




                                HAWTHORN HOUSING
                               LIMITED PARTNERSHIP
                                    071-11069
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



                                     RBG&CO.

S2300-020         INDEPENDENT AUDITORS' REPORT

To The Partners
Hawthorn Housing Limited Partnership

We have audited the accompanying balance sheet of Hawthorn Housing Limited Partnership, Project No. 071-11069, a limited partnership, as of December 31, 1999 and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawthorn Housing Limited Partnership as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on Pages 13 through 15) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 1, 2000 on our consideration of Hawthorn Housing Limited Partnership's internal control and reports dated February 1, 2000 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.


February 1, 2000



          Rubin, Brown, Gornstein & Co. LLP   230 South Bemiston Avenue
Certified Public Accountants/Business Consultants St. Louis, MO  63105

          314/727-8150 TELwww.rbgco.com       314/727-9195 FAX

                                  BALANCE SHEET
                                   PAGE 1 OF 2
                                DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS
 1120  Cash - operations                     $440,645
 1125  Cash - entity                           1,865
 1130  Tenant accounts receivable              3,333
 1145  Accounts receivable and
        notes receivable -- entity               858
 1200  Miscellaneous prepaid expenses         15,173
 1100T    TOTAL CURRENT ASSETS                           $461,874

DEPOSITS HELD IN TRUST - FUNDED
 1191  Tenant deposits held in trust                       62,720

RESTRICTED DEPOSITS AND FUNDED RESERVES
 1310  Escrow deposits                       118,684
 1320  Replacement reserve                   403,652
 1300T    TOTAL DEPOSITS                                  522,336

FIXED ASSETS (NOTE 2)
 1410  Land                                  620,000
 1420  Buildings                             6,579,724
 1440  Building equipment - portable         479,089
 1400T    TOTAL FIXED ASSETS                 7,678,813

 1495  Less:  Accumulated depreciation       3,660,724
 1400N    NET FIXED ASSETS                               4,018,089

OTHER ASSETS
 1520  Intangible assets                     475,608
 1590  Miscellaneous other assets             15,000
 1500T    TOTAL OTHER ASSETS                              490,608

 1000T    TOTAL ASSETS                                   $5,555,627


                                  BALANCE SHEET
                                   PAGE 2 OF 2
                                DECEMBER 31, 1999


                                   LIABILITIES

CURRENT LIABILITIES
 2100  Accounts payable - operations         $23,765
 2120  Accrued wages payable                   3,040
 2123  Accrued management fee payable          7,616
 2150  Accrued property taxes                148,087
 2170  Mortgage payable - first mortgage
       (short-term) (Note 2)                  42,201
 2174  Other loans - advances from
        general partner                        1,459
 2210  Prepaid revenue                         9,224
 2122T    TOTAL CURRENT LIABILITIES                      $235,392

DEPOSIT AND PREPAYMENT LIABILITIES
 2191  Tenant deposits held in trust (contra)                         49,124

LONG-TERM LIABILITIES
 2320  Mortgage payable - first mortgage (Note 2)                     4,777,879

 2000T    TOTAL LIABILITIES                              5,062,395

                                PARTNERS' EQUITY

 3130  Partners' equity                                   493,232

 2033T    TOTAL LIABILITIES AND PARTNERS' EQUITY                $     5,555,627



                          STATEMENT OF PROFIT AND LOSS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

 PART 1  DESCRIPTION OF ACCOUNT      ACCT. NO.  AMOUNT
         Rent Revenue - Gross Potential  5120  $1,146,955
         Tenant Assistance Payments      5121  $443,062
         Rent Revenue - Stores and
          Commercial                     5140  $
         Garage and Parking Spaces       5170  $
 RENTAL  Flexible Subsidy Revenue        5180  $
REVENUE  Miscellaneous Rent Revenue      5190  $
  5100   Excess Rent                     5191  $
         Rent Revenue/Insurance          5192  $
         Special Claims Revenue          5193  $
         Retained Excess Income          5194  $
           TOTAL RENT REVENUE           5100T            $1,590,017
         Apartments                      5220  $63,591
         Stores and Commercial           5240  $
VACANCIES  Rental Concessions            5250  $36,308
  5200   Garage and Parking Spaces       5270  $
         Miscellaneous                   5290  $
           TOTAL VACANCIES              5200T            $99,899
           NET RENTAL REVENUE Rent
            Revenue Less Vacancies      5152N            $1,490,118
  5300   Nursing Homes/Assisted Living/
          Board and Care/ Other Elderly
          Care/ Coop/ and Other Revenues 5300
         Financial Revenue -
          Project Operations             5410  $ 9,108
FINANCIAL  Revenue from Investments -
          Residual Receipts              5430  $
REVENUE  Revenue from Investments -
          Replacement Reserve            5440  $25,815
  5400   Revenue from Investments -
          Miscellaneous                  5490  $
           TOTAL FINANCIAL REVENUE      5400T            $34,923
         Laundry and Vending Revenue     5910  $ 4,866
 OTHER   Tenant Charges                  5920  $22,050
REVENUE  Interest Reduction Pmts Revenue 5945  $
  5900   Miscellaneous Revenue           5990  $35,000
           TOTAL OTHER REVENUE          5900T            $61,916
           TOTAL REVENUE                5000T            $1,586,957
         Conventions and Meetings        6203  $
         Management Consultants          6204  $
         Advertising and Marketing       6210  $15,137
         Other Renting Expenses          6250  $
         Office Salaries                 6310  $18,598
ADMINISTRATIVE                     Office Expenses6311   $22,467
EXPENSES Office or Model Apartment Rent  6312  $ 8,664
6200/6300  Management Fee                6320  $81,342
         Manager or Super Salaries       6330  $34,016
         Administrative Rent Free Unit   6331  $
         Legal Expenses - Project        6340  $   839
         Audit Expense                   6350  $ 7,800
         Bookkeeping Fees/
          Accounting Services            6351  $ 1,848
         Bad Debts                       6370  $ 5,973
         Miscellaneous Admin Expenses    6390  $ 1,135
           TOTAL ADMIN                  6263T            $197,819
         Fuel Oil/Coal                   6420
UTILITIES  Electricity                         6450  $   29,839
EXPENSE  Water                                 6451  $   35,797
  6400   Gas                                   6452  $   65,794
         Sewer                                 6453  $   14,891
           TOTAL UTILITIES EXPENSE      6400T            $146,321
         TOTAL EXPENSES (CARRY FORWARD TO PAGE 2)                $    344,140


                                   Page 1 of 2
Project Name:  Hawthorn Housing Limited Partnership
                                           BALANCE CARRIED FORWARD    $344,140

         DESCRIPTION OF ACCOUNT      ACCT. NO.  AMOUNT
         Payroll                         6510        $   100,745
         Supplies                        6515        $   32,598
         Contracts                       6520        $   115,819
Operating  Operating and Maintenance
          Rent Free Unit                 6521  $
Maintenance   Garbage and Trash Removal  6525  $ 8,468
Expenses Security Payroll/Contract       6530  $
  6500   Security Rent Free Unit         6531  $
         Heating/Cooling Repairs
          and Maintenance                6546  $
         Snow Removal                    6548  $11,181
         Vehicle and Maintenance
          Equipment Operation/ Repairs   6570  $
         Miscellaneous Operating and
          Maintenance Expenses           6590  $   829
           Total Operating and
            Maintenance Expenses        6500T            $269,640
         Real Estate Taxes               6710  $144,996
         Payroll Taxes (Project's Share) 6711  $15,277
 Taxes   Property and Liab Ins (Hazard)  6720  $18,912
  and    Fidelity Bond Insurance         6721  $   888
Insurance  Workmen's Compensation        6722  $ 3,619
  6700   Health Insurance and Other
          Employee Benefits              6723  $ 6,840
         Miscellaneous Taxes, Licenses
        , Permits and Insurance          6790  $ 2,970
           Total Taxes and Insurance    6700T            $193,502
         Interest on Mortgage Payable    6820  $319,560
Financial  Interest on Notes Payable (L-T)6830 $
Expenses Interest on Notes Payable (S-T) 6840  $
  6800   Mortgage Insurance Premium/
          Service Charge                 6850  $24,209
         Miscellaneous Financial Exp     6890  $ 1,273
           Total Financial Expenses                      $345,042
  6900   Nursing Homes/ Assisted Living/
          Board and Care/ Other Elderly
          Care Expenses                  6900            $
           Total Cost of Operations
            before Deprec and Amort     6000T            $1,152,324
           Profit (Loss) before
            Deprec and Amort            5060T            $434,633
         Depreciation Expense            6600  $236,847
         Amortization Expense            6610  $16,500
           Total Deprec and Amort                        $253,347
           Operating Profit or (Loss)   5060N            $181,286
         Officer's Salaries              7110  $
Corporate or  Legal Expenses             7120  $ (858)
Mortgagor  Federal, State, and Other
          Income Taxes                   7130  $
 Entity  Interest Income                 7140  $ (143)
Expenses Interest on Notes Payable       7141  $
  7100   Interest on Mortgage Payable    7142  $
         Other Expenses Amortization
          of organization costs          7190  $
           Net Entity Expenses          7100T            $(1,001)
           Profit or Loss
            (Net Income or Loss)         3250            $182,287

MISCELLANEOUS OR OTHER INCOME AND EXPENSE SUB-ACCOUNT GROUPS. If miscellaneous or other income and/or expense sub-accounts (5190, 5290, 5490, 5990, 6390, 6590, 6790, 6890 and 7190) exceed the Account Groupings by 10%
or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
PART II
1.Total mortgage principal payments required during the audit year (12 monthly payments).  This applies to all direct loans and HUD-held and fully insured mortgages.  Any HUD approved second mortgages should be included in the figures.  (S1000-010)
                                                          $39,730
2.Total of 12 monthly deposits in the audit year into the Replacement
  Reserve account, as required by the Regulatory Agreement even if payments may be temporarily suspended or reduced.  (Account S1000-
  020)
                                                          $18,600
3.Replacement Reserve or Residual Receipts releases which are included as expense items on this Profit and Loss Statement.  (Account S1000-
  030)
                                                          $57,627
4.Project Improvement Reserve Releases under the Flexible Subsidy
  Program that are included as expense items on this Profit and Loss Statement. (Account S1000-040)
                                                          $  N/A

                                   Page 2 of 2
                            SCHEDULE OF SUB-ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999






                                       ACCOUNT           AMOUNT
5990 -- MISCELLANEOUS REVENUE
  5990-010 Gain on sale of easement     5990-020        $35,000

                          STATEMENT OF PARTNERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1999






S1100-010 BEGINNING OF YEAR                             $669,109

3250      NET INCOME                                    182,287

S1200-420 DISTRIBUTIONS                                 (358,164)

3130      END OF YEAR                                   $493,232


                             STATEMENT OF CASH FLOWS
                                   PAGE 1 OF 2
                      FOR THE YEAR ENDED DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES            ACCOUNT   AMOUNT
     Receipts:
S1200-010 Rental receipts                                 $1,483,717
S1200-020 Interest receipts                                34,923
S1200-030 Other operating receipts                         46,916
S1200-040                                       Total Receipts
1,565,556

     Disbursements:
S1200-050 Administrative                                  116,266
S1200-070 Management fee                                   80,836
S1200-090 Utilities                                       145,944
S1200-100 Salaries and wages                              100,281
S1200-110 Operating and maintenance                       168,809
S1200-120 Real estate taxes                               145,681
S1200-140 Property insurance                               19,364
S1200-150 Miscellaneous taxes and insurance                29,877
S1200-160 Tenant security deposits                          6,695
S1200-180 Interest on mortgage                            319,560
S1200-210 Mortgage insurance premium (MIP)                 24,209
S1200-220 Miscellaneous financial                           1,273
S1200-225 Entity/Construction Disbursements:
 S1200-226                                      Entity legal fees     S1200-227
3,675
S1200-230                                       Total Disbursements
1,162,470
S1200-240 NET CASH PROVIDED BY OPERATING ACTIVITIES                   403,086

CASH FLOWS FROM INVESTING ACTIVITIES
S1200-245 Net releases from the mortgage escrow account               3,494
S1200-250 Net releases from the reserve for replacement account
58,998
S1200-345 Entity investing activities:
 S1200-346                                      Interest income from entity cash
S1200-347                                       143
S1200-350 NET CASH USED IN INVESTING ACTIVITIES            62,635

CASH FLOWS FROM FINANCING ACTIVITIES
S1200-360 Mortgage principal payments                     (39,730)
S1200-330 Net purchases of fixed assets                   (30,488)
S1200-420 Distributions                                   (358,164)
S1200-455 Entity financing activities:
S1200-460 NET CASH USED IN FINANCIAL ACTIVITIES           (428,382)

S1200-470 NET INCREASE IN CASH AND CASH EQUIVALENTS                   37,339

S1200-480 BEGINNING OF PERIOD CASH AND CASH EQUIVALENTS               405,171

S1200T    END OF PERIOD CASH AND CASH EQUIVALENTS               $     442,510



                             STATEMENT OF CASH FLOWS
                                   PAGE 2 OF 2
                      FOR THE YEAR ENDED DECEMBER 31, 1999


RECONCILIATION OF NET INCOME TO NET CASH PROVIDEDACCOUNT  AMOUNT
 BY OPERATING ACTIVITIES
3250 Net income                                           $182,287
     Adjustments to reconcile net income to net cash
        provided by operating activities:
6600     Depreciation                                     236,847
6610     Amortization                                      16,500
         Change in assets and liabilities:
S1200-490                                       Increase in tenant accounts
receivable                                      (1,145)
S1200-520                                       Decrease in prepaid expenses
517
S1200-530                                       Decrease in cash restricted for
tenant
           security deposits                                1,591
S1200-535                                       Increase in entity asset
accounts
 S1200-536   Increase in cash - entity          S1200-537   (143)
S1200-540                                       Decrease in accounts payable
(577)
S1200-560                                       Increase in accrued liabilities
285
S1200-580                                       Decrease in tenant security
deposits held in trust                                    (8,286)
S1200-590                                       Decrease in prepaid revenue
(5,257)
S1200-600                                       Other adjustments to reconcile
net income to net
             cash provided by operating activities                    (15,000)
S1200-605                                       Decrease in entity liability
accounts
 S1200-606                                      Decrease in accounts payable -
entity  S1200-607                                         (3,675)

S1200-610    NET CASH PROVIDED BY OPERATING ACTIVITIES          $     403,086

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION (S3100-010)

   The Partnership was organized as a limited partnership during June 1984 for the purpose of constructing and operating a rental housing project pursuant to a regulatory agreement with Illinois Housing Development Authority (IHDA). In November 1997, the Project was refinanced under
   Section 223(f) of the National Housing Act. The project consists of 176 units located in Woodridge, Illinois, operating under the name of Hawthorn Ridge Apartments. The project is regulated by the U.S. Department of Housing and Urban Development (HUD) and the Illinois Housing Development Authority (IHDA), as administrator of the housing assistance contract, as to rent charges and operating methods.

   The regulatory agreement with HUD limits annual distributions of net operating receipts to "surplus cash". At December 31, 1999, there was "surplus cash" in the amount of $410,596 available for distribution.

   SIGNIFICANT ACCOUNTING POLICIES (S3100-040)

   The following significant accounting policies have been followed in the preparation of the financial statements:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

      The Partnership considers all temporary cash investments as cash equivalents. These temporary cash investments are securities held for cash management purposes, having maturities of three months or less.

      The Partnership deposits its cash in financial institutions. At times, deposits exceed federally insured limits. The Partnership has not experienced losses in such accounts.

HAWTHORN HOUSING LIMITED PARTNERSHIP
Notes to Financial Statements (Continued)

      The Partnership provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. No allowance for doubtful accounts was provided for at December 31, 1999 as none was deemed necessary by management.

      Rental property is carried as cost. Depreciation is provided using straight-line and accelerated methods over estimated useful lives ranging from five to forty years.

      The replacement reserve can only be used for improvements to buildings upon prior approval of HUD.

      Deferred loan costs of $506,303 consist of fees for obtaining the HUD insured mortgage loan and are being amortized using the straight-line method over the life of the mortgage loan. Accumulated amortization amounted to $30,695 at December 31, 1999.

      Income or loss of the Partnership is allocated .01% to the general partner and 99.99% to the limited partners. No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the partners on their respective income tax returns.

2. MORTGAGE PAYABLE (S3100-050)

   The mortgage payable is insured by the Department of Housing and Urban Development and collateralized by a deed of trust on the rental property. The mortgage is payable to P/R Mortgage & Investment Corp. and bears interest at the rate of 6.6% per annum. Principal and interest are payable by the Partnership in monthly installments of $29,940 through December 2032.

   Under agreements with the mortgage lender and HUD, the Partnership is required to make monthly escrow deposits for property taxes, insurance, mortgage insurance and replacement of project assets.

   The scheduled maturities of the mortgage payable at December 31, 1999 are as follows: (S3100-x1x)

               YEAR                           AMOUNT

               2000          S3100-060      $ 42,201
               2001          S3100-070        45,072
               2002          S3100-080        48,138
               2003          S3100-090        51,413
               2004          S3100-100        54,911
               Thereafter    S3100-110      4,578,345

                                            $4,820,080

3. COMMITMENTS (S3100-X3X) (S3100-240)

   The Partnership has entered into a regulatory agreement with HUD which regulates, among other things, the rents which may be charged for apartment units in the project, prohibits the sale of the project without HUD consent, limits the annual distribution of cash flow to the partners and otherwise regulates the relationship between the Partnership and HUD.

   The Department of Housing and Urban Development, through a program administered by the Illinois Housing Development Authority, has contracted with the Partnership, effective December 1976, under Section 8 of the National Housing Act of 1968, to make housing assistance payments to the project on behalf of qualified tenants. The term of the agreement is five years with renewal options for terms not to exceed forty years.

4. RELATED PARTY TRANSACTIONS (S3100-200)

The project is managed by Alan Fox Real Estate Investment and Management Co., Inc., an affiliate of the special limited partner. The management contract provides for a management fee of 5.4% of gross collections. Through September 30, 1999, Alan Fox Real Estate Investment and Management Co., Inc. has subcontracted the daily management of the project to Floyd M. Phillips & Co., Inc. Total fees incurred for 1999 were $81,342. At December 31, 1999, management fees of $7,616 are payable to Alan A. Fox Real Estate Investment and Management Co., Inc. (53100-230)

   S3100-210  Company Name   Alan A. Fox Real Estate Investment and
                             Management Co., Inc.

   S3100-220  Amount Received   $80,836



                                HAWTHORN HOUSING
                               LIMITED PARTNERSHIP
                                    071-11069
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



                                     RBG&CO.

S2300-020         INDEPENDENT AUDITORS' REPORT

To The Partners
Hawthorn Housing Limited Partnership

We have audited the accompanying balance sheet of Hawthorn Housing Limited Partnership, Project No. 071-11069, a limited partnership, as of December 31, 1998 and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standardsand Government Auditing Standards, issued by the Comptroller General of theUnited States. Those standards require that we plan and perform the audit toobtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawthorn Housing Limited Partnership as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on Pages 12 through 14) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1999 on our consideration of Hawthorn Housing Limited Partnership's internal control structure and a report dated January 29, 1999 on its compliance with laws and regulations.


/s/Rubin, Brown, Gornstein & Co. LLP

January 29, 1999



          Rubin, Brown, Gornstein & Co. LLP   230 South Bemiston Avenue
          Certified Public Accountants/Business Consultants St. Louis, MO  63105

          314/727-8150 TELwww.rbgco.com       314/727-9195 FAX

                                  BALANCE SHEET
                                   PAGE 1 OF 2
                                DECEMBER 31, 1998

                                     ASSETS

CURRENT ASSETS
 1120  Cash - operations                     $403,449
 1125  Cash - entity                           1,722
 1130  Tenant accounts receivable              2,188
 1200  Miscellaneous prepaid expenses         15,690
 1100T    TOTAL CURRENT ASSETS                           $423,049

DEPOSITS HELD IN TRUST - FUNDED
 1191  Tenant deposits held in trust                       64,311

RESTRICTED DEPOSITS AND FUNDED RESERVES
 1310  Escrow deposits                       122,178
 1320  Replacement reserve                   462,650
 1300T    TOTAL DEPOSITS                                  584,828

FIXED ASSETS (NOTE 2)
 1410  Land                                  620,000
 1420  Buildings                             6,549,236
 1440  Building equipment - portable         479,089
 1400T    TOTAL FIXED ASSETS                 7,648,325

 1495  Less:  Accumulated depreciation       3,423,877
 1400N    NET FIXED ASSETS                               4,224,448

OTHER ASSETS
 1520  Intangible assets                                  492,108

 1000T    TOTAL ASSETS                                   $5,788,744

See the accompanying notes to financial statements

                                  BALANCE SHEET
                                   PAGE 2 OF 2
                                DECEMBER 31, 1998


                                   LIABILITIES

CURRENT LIABILITIES
 2100  Accounts payable - operations         $24,342
 2113  Accounts payable - entity               3,675
 2120  Accrued wages payable                   2,577
 2123  Accrued management fee payable          7,110
 2150  Accrued property taxes                148,771
 2170  Mortgage payable -
       first mortgage (short-term)            39,513
 2174  Other loans -
       advances from general partner           1,459
 2210  Prepaid revenue                        14,481
 2122T    TOTAL CURRENT LIABILITIES                      $241,928

DEPOSIT AND PREPAYMENT LIABILITIES
 2191  Tenant deposits
        held in trust (contra)                             57,410

LONG-TERM LIABILITIES
 2320  Mortgage payable -
        first mortgage (Note 2)                          4,820,297

 2000T    TOTAL LIABILITIES                              5,119,635

                                PARTNERS' EQUITY

 3130  Partners' equity                                   669,109

 2033T    TOTAL LIABILITIES
          AND PARTNERS' EQUITY                           $5,788,744

See the accompanying notes to financial statements

                          STATEMENT OF PROFIT AND LOSS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

PART 1      DESCRIPTION OF ACCOUNT      ACCT.   AMOUNT
                                         NO.
         Rent Revenue - Gross           5120   $1,129,
         Potential                             647
         Tenant Assistance Payments     5121   $461,29
                                               4
         Rent Revenue - Stores and      5140   $
         Commercial
         Garage and Parking Spaces      5170   $
RENTAL   Flexible Subsidy Revenue       5180   $
REVENUE  Miscellaneous Rent Revenue     5190   $
 5100    Excess Rent                    5191   $
         Rent Revenue/Insurance         5192   $
         Special Claims Revenue         5193   $
         Retained Excess Income         5194   $
         TOTAL RENT REVENUE             5100T            $1,590
                                                         ,941
         Apartments                     5220   $(46,21
                                               7)
         Stores and Commercial          5240   $
VACANCI  Rental Concessions             5250   $(87,15
  ES                                           5)
 5200    Garage and Parking Spaces      5270   $
         Miscellaneous                  5290   $
         TOTAL VACANCIES                5200T            $(133,
                                                         372)
         NET RENTAL REVENUE Rent        5152N            $1,457
         Revenue Less Vacancies                          ,569
 5300    Nursing Homes/ Assisted
         Living/ Board and Care/
         Other
          Elderly Care/ Coop/ and       5300
         Other Revenues
         Financial Revenue - Project    5410   $4,295
         Operations
FINANCI  Revenue from Investments -     5430   $
  AL     Residual Receipts
REVENUE  Revenue from Investments -     5440   $25,810
         Replacement Reserve
 5400    Revenue from Investments -     5490   $
         Miscellaneous
         TOTAL FINANCIAL REVENUE        5400T            $30,105
         Laundry and Vending Revenue    5910   $5,470
 OTHER   Tenant Charges                 5920   $24,850
REVENUE  Interest Reduction Payments    5945   $
         Revenue
 5900    Miscellaneous Revenue          5990   $   59
         TOTAL OTHER REVENUE            5900T            $30,379
         TOTAL REVENUE                  5000T            $1,518
                                                         ,053
         Conventions and Meetings       6203   $
         Management Consultants         6204   $
         Advertising and Marketing      6210   $13,574
         Other Renting Expenses         6250   $
         Office Salaries                6310   $22,921
ADMINIS  Office Expenses                6311   $20,270
TRATIVE
EXPENSE  Office or Model Apartment      6312   $8,664
   S     Rent
6200/63  Management Fee                 6320   $78,032
  00
         Manager or Superintendent      6330   $32,919
         Salaries
         Administrative Rent Free       6331   $
         Unit
         Legal Expenses - Project       6340   $1,225
         Audit Expense                  6350   $13,125
         Bookkeeping Fees/Accounting    6351   $
         Services
         Bad Debts                      6370   $10,842
         Miscellaneous Administrative   6390   $1,483
         Expenses
         TOTAL ADMINISTRATIVE           6263T            $203,0
         EXPENSES                                        55
         Fuel Oil/Coal                  6420   $
UTILITI  Electricity                    6450   $28,187
  ES
EXPENSE  Water                          6451   $31,238
 6400    Gas                            6452   $53,678
         Sewer                          6453   $18,935
         TOTAL UTILITIES EXPENSE        6400T            $132,0
                                                         38
             TOTAL EXPENSES (CARRY                       $335,0
              FORWARD TO PAGE 2)                         93

See the accompanying notes to financial statements
                                   Page 1 of 2
Project Name:  Hawthorn Housing Limited Partnership
                                  BALANCE CARRIED FORWARD $335,0
                                                          93
              DESCRIPTION OF ACCOUNT        ACCT.  AMOUNT
                                             NO.
        Payroll                             6510   $94,1
                                                   09
        Supplies                            6515   $36,8
                                                   90
        Contracts                           6520   $72,2
                                                   34
OPERAT  Operating and Maintenance Rent      6521   $
 ING    Free Unit
MAINTE  Garbage and Trash Removal           6525   $8,465
NANCE
EXPENS  Security Payroll/Contract           6530   $
  ES
 6500   Security Rent Free Unit             6531   $
        Heating/Cooling Repairs and         6546   $4,720
        Maintenance
        Snow Removal                        6548   $6,667
        Vehicle and Maintenance Equipment   6570   $
        Operation and Repairs
        Miscellaneous Operating and         6590   $1,276
        Maintenance Expenses
        TOTAL OPERATING AND MAINTENANCE     6500T         $        224,361
        EXPENSES
        Real Estate Taxes                   6710   $148,
                                                   106
        Payroll Taxes (Project's Share)     6711   $14,6
                                                   13
TAXES   Property and Liability Insurance    6720   $23,1
        (Hazard)                                   41
 AND    Fidelity Bond Insurance             6721   $148
INSURA  Workmen's Compensation              6722   $2,715
 NCE
 6700   Health Insurance and Other          6723   $7,033
        Employee Benefits
        Miscellaneous Taxes, Licenses,      6790   $3,105
        Permits and Insurance
        TOTAL TAXES AND INSURANCE           6700T         $        198,861
        Interest on Mortgage Payable        6820   $322,
                                                   090
FINANC  Interest on Notes Payable (Long-    6830   $
 IAL    Term)
EXPENS  Interest on Notes Payable (Short-   6840   $
  ES    Term)
 6800   Mortgage Insurance Premium/Service  6850   $24,5
        Charge                                     00
        Miscellaneous Financial Expenses    6890   $1,026
        TOTAL FINANCIAL EXPENSES                          $        347,616
 6900   Nursing Homes/ Assisted Living/
        Board and Care/ Other
          Elderly Care Expenses             6900          $
        TOTAL COST OF OPERATIONS BEFORE     6000T         $      1,105,931
        DEPRECIATION AND AMORTIZATION
        PROFIT (LOSS) BEFORE DEPRECIATION   5060T         $        412,122
        AND AMORTIZATION
        Depreciation Expense                6600   $248,
                                                   166
        Amortization Expense                6610   $14,4
                                                   66
        TOTAL DEPRECIATION AND                            $        262,632
        AMORTIZATION
        OPERATING PROFIT OR (LOSS)          5060N         $        149,490
        Officer's Salaries                  7110   $
CORPOR  Legal Expenses                      7120   $3,675
ATE OR
MORTGA  Federal, State, and Other Income    7130   $
 GOR    Taxes
ENTITY  Interest Income                     7140   $(37)
EXPENS  Interest on Notes Payable           7141   $
  ES
 7100   Interest on Mortgage Payable        7142   $
        Other Expenses Amortization of      7190   $2,447
        organization costs
        NET ENTITY EXPENSES                 7100T         $          6,085
        PROFIT OR LOSS (NET INCOME OR       3250          $        143,405
        LOSS)
MISCELLANEOUS OR OTHER INCOME AND EXPENSE SUB-ACCOUNT GROUPS.
If miscellaneous or other income and/or expense sub-accounts
(5190, 5290, 5490, 5990, 6390, 6590, 6790, 6890 and 7190) exceed the Account Groupings by 10% or more, attach a separate schedule describing or explaining the miscellaneous income or expense.
PART II
1.   Total mortgage principal payments required during     $36,99
the audit year (12 monthly payments).  This applies to    6
all direct loans and HUD-held and fully insured
mortgages.  Any HUD approved second mortgages should be
included in the figures.  (S1000-010)
2.   Total of 12 monthly deposits in the audit year into   $18,60
the Replacement Reserve account, as required by the       0
Regulatory Agreement even if payments may be temporarily
suspended or reduced.  (Account S1000-020)
3.   Replacement Reserve or Residual Receipts releases     $
which are included as expense items on this Profit and
Loss Statement.  (Account S1000-030)
4.   Project Improvement Reserve Releases under the        $ N/A
Flexible Subsidy Program that are included as expense
items on this Profit and Loss Statement.  (Account S1000-
040)

See the accompanying notes to financial statements
                                   Page 2 of 2

                          STATEMENT OF PARTNERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1998






S1100-010 BEGINNING OF YEAR                             $986,467

3250      NET INCOME                                    143,405

S1200-420 DISTRIBUTIONS                                 (460,763)

3130      END OF YEAR                                   $669,109


                             STATEMENT OF CASH FLOWS
                                   PAGE 1 OF 2
                      FOR THE YEAR ENDED DECEMBER 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES            ACCOUNT   AMOUNT
     Receipts:
S1200-010 Rental receipts                                 $1,462,231
S1200-020 Interest receipts                                30,105
S1200-030 Other operating receipts                         30,379
S1200-040 Total Receipts                                  1,522,715

     Disbursements:
S1200-050 Administrative                                  123,998
S1200-070 Management fee                                   70,922
S1200-090 Utilities                                       132,993
S1200-110 Operating and maintenance                       216,670
S1200-120 Real estate taxes                               144,439
S1200-140 Property insurance                               33,299
S1200-150 Miscellaneous taxes and insurance                14,613
S1200-160 Tenant security deposits                        (10,928)
S1200-180 Interest on mortgage                            349,039
S1200-230 Total Disbursements                             1,075,045
S1200-240 NET CASH PROVIDED BY OPERATING ACTIVITIES       447,670

CASH FLOWS FROM INVESTING ACTIVITIES
S1200-245 Net deposits to the
           mortgage escrow account                        (43,726)
S1200-250 Net deposits to the
          reserve for replacement account                 (20,150)
S1200-345 Entity investing activities:
 S1200-346 Decrease in IHDA receivable          S1200-347  26,692
 S1200-346 Interest income from entity cash     S1200-347      37
S1200-350 NET CASH USED IN INVESTING ACTIVITIES           (37,147)

CASH FLOWS FROM FINANCING ACTIVITIES
S1200-360 Mortgage principal payments                     (40,190)
S1200-420 Distributions                                   (460,763)
S1200-455 Entity financing activities:
 S1200-456 Decrease in distributions payable    S1200-457 (1,111)
S1200-460 NET CASH PROVIDED BY (USED IN)
          FINANCIAL ACTIVITIES                            (502,064)

S1200-470 NET DECREASE IN CASH
          AND CASH EQUIVALENTS                            (91,541)

S1200-480 BEGINNING OF PERIOD CASH
          AND CASH EQUIVALENTS                            496,712

S1200T    END OF PERIOD CASH
           AND CASH EQUIVALENTS                           $405,171

See the accompanying notes to financial statements

                             STATEMENT OF CASH FLOWS
                                   PAGE 2 OF 2
                      FOR THE YEAR ENDED DECEMBER 31, 1998


RECONCILIATION OF NET INCOME TO NET CASH PROVIDEDACCOUNT  AMOUNT
 BY OPERATING ACTIVITIES
3250 Net income                                           $143,405
     Adjustments to reconcile net income to net cash
        provided by operating activities:
6600     Depreciation                                     248,166
6610     Amortization                                      16,913
         Change in assets and liabilities:
S1200-490                                       Increase in tenant accounts
receivable   (2,071)
S1200-520                                       Decrease in prepaid expenses
26,388
S1200-530                                       Decrease in cash restricted for
tenant
           security deposits                               22,530
S1200-535                                       Increase in entity asset
accounts
 S1200-536   Increase in cash - entity          S1200-537    (37)
S1200-540                                       Decrease in accounts payable
(7,456)
S1200-580                                       Decrease in tenant security
              deposits held in trust                      (10,576)
S1200-590                                       Increase in prepaid revenue
6,733
S1200-605                                       Increase (decrease) in entity
liability accounts
 S1200-606   Increase in accounts payable -
               entity                           S1200-607   3,675

S1200-610    NET CASH PROVIDED BY OPERATING ACTIVITIES    $447,670

See the accompanying notes to financial statements
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION (S3100-010)

   The Partnership was organized as a limited partnership during June 1984 for the purpose of constructing and operating a rental housing project pursuant to a regulatory agreement with Illinois Housing Development Authority
   (IHDA). In November 1997, the Project was refinanced under Section 223(f) of the National Housing Act. The project consists of 176 units located in Woodridge, Illinois, operating under the name of Hawthorn Ridge Apartments. The project is regulated by the U.S. Department of Housing and Urban Development (HUD) and the Illinois Housing Development Authority (IHDA), as administrator of the housing assistance contract, as to rent charges and operating methods.

   The regulatory agreement with HUD limits annual distributions of net operating receipts to "surplus cash". At December 31, 1998, there was "surplus cash" in the amount of $361,840 available for distribution.

   SIGNIFICANT ACCOUNTING POLICIES (S3100-040)

   The following significant accounting policies have been followed in the preparation of the financial statements:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

      The Partnership considers all temporary cash investments as cash equivalents. These temporary cash investments are securities held for cash management purposes, having maturities of three months or less.

      The Partnership deposits its cash in financial institutions. At times, deposits exceed federally insured limits. The Partnership has not experienced losses in such accounts.

HAWTHORN HOUSING LIMITED PARTNERSHIP
Notes to Financial Statements (Continued)

      The Partnership provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables. The estimated losses are based on a review of the current status of the existing receivables. No allowance for doubtful accounts was provided for at December 31, 1998 as none was deemed necessary by management.

      Rental property is carried as cost. Depreciation is provided using straight-line and accelerated methods over estimated useful lives ranging from five to forty years.

      The replacement reserve can only be used for improvements to buildings upon prior approval of HUD.

      Deferred loan costs of $506,303 consist of fees for obtaining the HUD insured mortgage loan and are being amortized using the straight-line method over the life of the mortgage loan. Accumulated amortization amounted to $16,229 at December 31, 1998.

      Organization costs of $118,800 are recorded at cost and are deferred and amortized over a period of 15 years. Accumulated amortization amounted to $116,766 at December 31, 1998.

      Income or loss of the Partnership is allocated .01% to the general partner and 99.99% to the limited partners. No income tax provision has been included in the financial statements since income or loss of the Partnership is required to be reported by the partners on their respective income tax returns.

2. MORTGAGE PAYABLE (S3100-050)

   The mortgage payable is insured by the Department of Housing and Urban Development and collateralized by a deed of trust on the rental property. The mortgage is payable to P/R Mortgage & Investment Corp. and bears interest at the rate of 6.6% per annum. Principal and interest are payable by the Partnership in monthly installments of $29,940 through December 2032.

   Under agreements with the mortgage lender and HUD, the Partnership is required to make monthly escrow deposits for property taxes, insurance, mortgage insurance and replacement of project assets.

   The scheduled maturities of the mortgage payable at December 31, 1998 are as follows: (S3100-x1x)

               YEAR                           AMOUNT

               1999          S3100-060      $ 39,513
               2000          S3100-070        42,201
               2001          S3100-080        45,072
               2002          S3100-090        48,138
               2003          S3100-100        51,413
               Thereafter    S3100-110      4,633,473

                                            $4,859,810

3. COMMITMENTS (S3100-X3X) (S3100-240)

   The Partnership has entered into a regulatory agreement with HUD which regulates, among other things, the rents which may be charged for apartment units in the project, prohibits the sale of the project without HUD consent, limits the annual distribution of cash flow to the partners and otherwise regulates the relationship between the Partnership and HUD.

   The Department of Housing and Urban Development, through a program administered by the Illinois Housing Development Authority, has contracted with the Partnership, effective December 1976, under Section 8 of the National Housing Act of 1968, to make housing assistance payments to the project on behalf of qualified tenants. The term of the agreement is five years with renewal options for terms not to exceed forty years.

4. MANAGEMENT AGREEMENT (S3100-230)

   The project is managed by Alan Fox Real Estate Investment and Management Co., Inc. The management contract provides for a management fee of 5.4% of gross collections. Alan Fox Real Estate Investment and Management Co., Inc. has subcontracted the daily management of the project to Floyd M. Phillips & Co., Inc.