Form 10-Q
period 2001-03-31
GULLEDGE REALTY INVESTORS II L P
filed 2001-05-14
CIK 739626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 Commission file number 2-89185

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

GULLEDGE REALTY INVESTORS II, L.P.

(A Limited Partnership)

INDEX

PAGE

PART I. FINANCIAL INFORMATION:

Balance Sheets (Unaudited) 1

Statements of Operations (Unaudited) 2

Statements of Changes in Partners' Deficit (Unaudited) 3

Statements of Cash Flows (Unaudited) 4

Notes to Financial Statements (Unaudited) 5-8

Management's Financial Discussion 9

PART II. OTHER INFORMATION 10

SIGNATURES 11

Balance Sheets

(Unaudited)

	March 31,	December 31,
ASSETS	2001	2000

Cash and cash equivalents	$39,588	$14,740

Advances to Project Partnerships	2,646	6,751

Investment in Project Partnership (Note B)	246,271	254,246

Distributions Receivable	--	20,549

Total Assets	$288,505	$296,286

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable	$13,500	$10,200

Payable to affiliates	743,945	704,300

Note payable and accrued
interest payable (Note B)	3,801,071	3,723,543

Capital contributions payable	50,000	50,000

Total Liabilities	4,608,516	4,488,043

Partners' Deficit	(4,320,011)	(4,191,757)

Total Liabilities and
Partners' Deficit	$288,505	$296,286

See Notes to Financial Statements.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2001	2000

Revenue:

Interest income	$195	$175

Equity in (loss)/income of Project Partnership	(7,975)	51,188

	(7,780)	51,363
Expenses:

Asset management fee	28,645	28,645

Professional fees	2,550	7,150

Consulting fees	11,000	11,000

Operating expenses	750	750

Interest expense (Note B)	77,529	78,390

	120,474	125,935

Net loss	$(128,254)	$(74,572)

See Notes to Financial Statements.

Statements of Changes in Partners' Deficit

(Unaudited)

Three Months Ended March 31, 2001 and 2000

			Special
	Total	General	Limited	Limited

Balances at January 1, 2000	$(3,882,659)	$(51,330)	$(89,940)	$(3,741,389)

Net loss for three months
ended March 31, 2000	(74,572)	(820)	(1,417)	(72,335)

Balances at March 31, 2000	$(3,957,231)	$(52,150)	$(91,357)	$(3,813,724)

Balances at January 1, 2001	$(4,191,757)	$(54,730)	$(95,813)	$(4,041,214)

Net loss for three months
ended March 31, 2001	(128,254)	(1,411)	(2,437)	(124,406)

Balances at March 31, 2001	$(4,320,011)	$(56,141)	$(98,250)	$(4,165,620)

Number of ownership units	11,814	131	225	11,458

See Notes to Financial Statements.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

Cash Flows From Operating Activities:
Net loss	$(128,254)	$(74,572)
Adjustments to reconcile net loss
to net cash from operating activities:
Equity in loss (income) of Project Partnership	7,975	(51,188)
Distributions from zero-basis Project Partnerships	--	--
Change in assets and liabilities:
Advances to Project Partnerships	4,105	(825)
Accounts payable	3,300	2,750
Payable to affiliates	39,645	45,620
Accrued interest on note payable	77,528	78,390

Net Cash From Operating Activities	4,299	175

Cash Flows from Investing Activities-
Distributions from Project Partnerships	20,549	--

Net Change in Cash and Cash Equivalents	24,848	175

Cash and Cash Equivalents Beginning of Period	14,740	14,777

Cash and Cash Equivalents End of Period	$39,588	$14,952

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2001 and 2000

(Unaudited)

Note A Summary of Significant Accounting Policies

Partnership Organization

Gulledge Realty Investors II, L.P. (the Registrant) is a limited partnership organized in December 1983 under the laws of the Commonwealth of Virginia for the purpose of acquiring limited partner interests in real estate limited partnerships ("Project Partnerships"). These Project Partnerships include Colony Place Associates, Ltd. ("Colony"), Country Oaks Apartments Limited Partnership, Hawthorn Housing Limited Partnership ("Hawthorn"), Olympic Housing Limited Partnership ("Olympic"), Pine West, Ltd., and Rancho Vista Associates. The Project Partnerships previously included Florence Housing Associates ("Florence") and Greentree Housing Limited Partnership, which assets were sold in 2000 and 1999 respectively. Each of the Project Partnerships is an operating real estate project which receives mortgage interest subsidies and/or rental assistance from the United States Department of Housing and Urban Development (HUD) or Farmer's Home Administration. The Registrant commenced operations in March 1984.

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended December 31, 2000. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the nine months ended March 31, 2001, are not necessarily indicative of the results for the year ending December 31, 2001. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.

Comprehensive losses for the three month periods ended March 31, 2001 and 2000 were equal to the Registrant's net losses.

Cash and Cash Equivalents

Cash equivalents consist of interest bearing money market account balances.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2001 and 2000

(Unaudited)

(Continued)

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

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

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2001 and 2000

(Unaudited)

(Continued)

Derivative Instruments and Hedging Activities

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133. In June 1999, the FASB also issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferred of the Effective Date of FASB Statement No. 133. SFAS No. 137 defers the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities until January 1, 2001. SFAS No. 133, as amended by SFAS No. 138, requires, among other things, that all derivatives, be recognized in the balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains an losses should be reported based upon the hedge relationship. If such a relationship exists, changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported in income. Effective January 1, 2001, the Partnership adopted these Statements. This adoption did not have an impact on the Partnership's financial statements.

Reclassifications

Where appropriate, prior years' financial information has been reclassified to conform with the current year presentation.

Note B Investment in Project Partnership and Note Payable

Hawthorn refinanced its mortgage during 1997. Proceeds from the refinancing were used to make a partial payment on the promissory note which had come due December 31, 1996. The remaining balance of the promissory note was renegotiated. The mortgage was refinanced under HUD regulations which limit the amount of debt that can be collateralized by the project. Accordingly, HUD would not approve the mortgage refinance unless the promissory note was no longer a liability of the project. Therefore, the general partner of the Registrant and the noteholder agreed to have the promissory note assumed by the Registrant. The promissory note is now collateralized by the partners' interests in Hawthorn. Principal and interest due on the promissory note are only payable from surplus cash received by the Registrant from Hawthorn. The Registrant is not required to make any payments from surplus cash it receives from any other project. The promissory note plus accrued interest totaled $3,801,071 at March 31, 2001, and bears simple interest at a rate of 9%. Any principal and interest remaining unpaid on June 30, 2002, will be due in full.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2001 and 2000

(Unaudited)

(Continued)

In conjunction with assuming the liability for the promissory note, the Registrant also recorded a corresponding investment in Hawthorn. The investment account was then reduced by previously unrecorded losses of Hawthorn in accordance with the equity method of accounting. The investment account will be adjusted in future years by the Registrant's share of any additional income or loss from Hawthorn as reported on Hawthorn's periodic financial statements. This investment account will also be reduced whenever the Registrant receives a distribution from Hawthorn. Therefore, until the investment account is reduced to zero, the Registrant will not recognize distribution income in future years from Hawthorn.

None of the Project Partnerships are experiencing significant cash flow deficiencies after adding back non-cash items such as depreciation, amortization and accrued interest on promissory notes not currently payable to the operating losses of the Project Partnerships.

MANAGEMENT'S FINANCIAL DISCUSSION

For the Three Months Ended March 31, 2001 and 2000

The Registrant is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A).

The primary reason for the increase in net loss for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 was due to a decrease in equity in (loss)/income of Project Partnership, partially offset by a decrease in professional fees and interest expense.

The Registrant is liable for a promissory note that bears simple interest at a rate of 9%. Principal and interest payable totaled $3,801,071 at March 31, 2001. Principal and interest can only be paid from distributions received from Hawthorn. The Registrant is not required to use distributions from any other Project Partnership to make payments on this promissory note.

The Registrant's ownership interest in two other Project Partnerships (Colony Place and Olympic Housing) is pledged as collateral in connection with promissory notes issued by the respective Project Partnerships. The Colony Place promissory note was due June 30, 1997 and had been extended to November 30, 1999, while the general partner attempted to locate a buyer for the project. A buyer was not located before November 30, 1999. This note is currently in default. Therefore, the noteholder may demand payment and the project may revert to the noteholder. The Olympic Housing promissory note expired December 31, 2000. This note is currently in default. The noteholder has notified Olympic of its demand for payment. Therefore, the project may revert to the noteholder at any time.

For the Three Months Ended March 31, 2001 and 2000

PART II OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended March 31 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULLEDGE REALTY INVESTORS II, L.P.

By: GULL-AGE Properties, Inc.

Managing General Partner

Date: May 15, 2001 By: /s/Douglas L. Kelly

Douglas L. Kelly

President, Secretary, Treasurer

and Director