Form 10-Q
period 2001-06-30
GULLEDGE REALTY INVESTORS II L P
filed 2001-08-13
CIK 739626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001	Commission file number 2-89185

GULLEDGE REALTY INVESTORS II, L.P.

State of Organization: VIRGINIA	I.R.S. Employer Identification No. 54‑1191237

One North Jefferson Avenue

St. Louis, Missouri 63103

Registrant's telephone number, including area code: (314) 955‑4188

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

Balance Sheets
(Unaudited)

ASSETS	June 30, 2001	December 31, 2000

Cash and cash equivalents	$ 60,546	$ 14,740

Advances to Project Partnerships	769	6,751

Investment in Project Partnership (Note B)		254,246

Distributions Receivable		20,549

Total Assets	$ 61,315	$ 296,286

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable	$ 16,600	$ 10,200

Payable to affiliates	740,040	704,300

Notes payable and accrued interest payable (Note B)	3,568,339	3,723,543

Capital contributions payable	50,000	50,000

Total Liabilities	4,374,979	4,488,043

Partners' Deficit	(4,313,664)	(4,191,757)

Total Liabilities and Partners' Deficit	$ 61,315	$ 296,286

See Notes to Financial Statements.

Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended June 30, _
	2001	2000	2001	2000
Revenue:

Interest income	$ 195	$ 175	$ 838	$ 1,065

Distributions			87,911

Equity in (loss)/income of Project Partnership	(7,975)	51,188	32,324	82,441

	(7,780)	51,363	121,073	83,506
Expenses:

Asset management fee	28,645	28,645	57,290	57,290

Professional fees	2,550	7,150	5,100	4,667

Consulting fees	11,000	11,000	22,000	22,000

Operating expenses	750	750	2,670	17,724

Interest expense (Note B)	77,529	78,390	155,920	156,781

	20,474	125,935	242,980	258,462

Net loss	$(128,254)	$(74,572)	$(121,907)	$(174,956)

See Notes to Financial Statements.

Statements of Changes in Partners' Deficit
(Unaudited)

Six Months Ended June 30, 2001 and 2000

	Total	General	Special Limited	Limited

Balances at January 1, 2000	$(3,882,659)	$(51,330)	$(89,940)	$(3,741,389)

Net loss for six months ended June 30, 2000	(174,956)	(1,925)	(3,324)	(169,707)

Balances at June 30, 2000	$(4,057,615)	$(53,255)	$(93,264)	$(3,911,096)

Balances at January 1, 2001	$(4,191,757)	$(54,730)	$(95,813)	$(4,041,214)

Net loss for six months ended June 30, 2001	(121,907)	(1,341)	(2,316)	(118,250)

Balances at June 30, 2001	$(4,313,664)	$(56,071)	$(98,129)	$(4,159,464)

Number of ownership units	11,814	131	225	11,458

See Notes to Financial Statements.

Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2001	2000

Cash Flows From Operating Activities:
Net loss	$(121,907)	$(174,956)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in income of Project Partnership	(32,324)	(82,441)
Distributions from zero basis Project Partnerships	(87,911)
Changes in assets and liabilities:
Advances to Project Partnerships	5,982	(1,972)
Accrued interest on note payable	(155,204)	(180,110)
Accounts payable	6,400	(3,833)
Payable to affiliates	35,740	46,580

Net Cash From Operating Activities	(349,224)	(396,732)

Cash Flows From Investing Activities -
Distributions from all Project Partnerships	395,030	406,490

Increase in Cash	45,806	9,758

Cash and Cash Equivalents Beginning of Period	14,740	14,777

Cash and Cash Equivalents End of Period	$ 60,546	$ 24,535

Additional cash flow information:
Interest payments	$ 311,123	$ 336,891

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
Six Months Ended June 30, 2001 and 2000
(Unaudited)

Note A          Summary of Significant Accounting Policies

Partnership Organization

Gulledge Realty Investors II, L.P. (the Registrant) is a limited partnership organized in December 1983 under the laws of the Commonwealth of Virginia for the purpose of acquiring limited partner interests in real estate limited partnerships ("Project Partnerships"). These Project Partnerships include Colony Place Associates, Ltd. ("Colony"), Country Oaks Apartments Limited Partnership, Hawthorn Housing Limited Partnership ("Hawthorn"), Olympic Housing Limited Partnership ("Olympic"), Pine West Ltd., and Rancho Vista Associates. The Project Partnerships previously included Florence Housing Associates ("Florence") and Greentree Housing Limited Partnership, which assets were sold in 2000 and 1999, respectively. Each of the Project Partnerships is an operating real estate project which receives mortgage interest subsidies and/or rental assistance from the United States Department of Housing and Urban Development (HUD) or Farmer's Home Administration. The Registrant commenced operations in March 1984.

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended December 31, 2000. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the six months ended June 30, 2001, are not necessarily indicative of the results for the year ending December 31, 2001. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.

Comprehensive losses for the six month periods ended June 30, 2001 and 2000 were equal to the Registrant's net losses.

Cash and Cash Equivalents

Cash equivalents consist of interest bearing money market account balances.

Investments in Project Partnerships

The investments in Project Partnerships are accounted for using the equity method of accounting. Under the equity method, investments are reflected at cost, adjusted for the Registrant's share of the Project Partnerships' income or loss. The Registrant is under no obligation to contribute additional capital, or to lend monies necessary to fund cash flow deficiencies of the Project Partnerships, because the Registrant is a limited partner in such partnerships. The investment account will not be reduced below zero because the Partnership is not liable for Project Partnership losses in excess of such investment. Losses in subsequent years will be maintained separately for tax purposes. These losses are available to be applied toward any possible future income from these partnerships. Any distributions received from the Project Partnerships, subsequent to reducing the investment account to zero, will be recognized as income in the year received.

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

Note B          Investment in Project Partnership and Note Payable

Hawthorn refinanced its mortgage during 1997. Proceeds from the refinancing were used to make a partial payment on the promissory note which had come due December 31, 1996. The remaining balance of the promissory note was renegotiated. The mortgage was refinanced under HUD regulations which limit the amount of debt that can be collateralized by the project. Accordingly, HUD would not approve the mortgage refinance unless the promissory note was no longer a liability of the project. Therefore, the general partner of the Registrant and the noteholder agreed to have the promissory note assumed by the Registrant. The promissory note is now collateralized by the partners' interests in Hawthorn. Principal and interest due on the promissory note are only payable from surplus cash received by the Registrant from Hawthorn. The Registrant is not required to make any payments from surplus cash it receives from any other project. The promissory note plus accrued interest totaled $3,568,339 at June 30, 2001, and bears simple interest at a rate of 9%. Any principal and interest remaining unpaid on June 30, 2002, will be due in full.

In conjunction with assuming the liability for the promissory note, the Registrant also recorded a corresponding investment in Hawthorn. The investment account was then reduced by previously unrecorded losses of Hawthorn in accordance with the equity method of accounting. The investment account will be adjusted in future years by the Registrant's share of any additional income or loss from Hawthorn as reported on Hawthorn's periodic financial statements. This investment account will also be reduced whenever the Registrant receives a distribution from Hawthorn. During the six months ended June 30, 2001, the investment account was reduced to zero and the Registrant recognized approximately $87,000 in distribution income from Hawthorn.

None of the Project Partnerships are experiencing significant cash flow deficiencies after adding back non-cash items such as depreciation, amortization and accrued interest on promissory notes not currently payable to the operating losses of the Project Partnerships.

MANAGEMENT'S FINANCIAL DISCUSSION
For the Six Months Ended June 30, 2001 and 2000

The Registrant is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A).

The primary reasons for the decrease in net loss for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 were due to an increase in distributions partially offset by a decrease in equity in income of Project Partnership, and a decrease in professional fees and interest expense.

The Registrant is liable for a promissory note that bears simple interest at a rate of 9%. Principal and interest payable totaled $3,568,339 at June 30, 2001. Principal and interest can only be paid from distributions received from Hawthorn. The Registrant is not required to use distributions from any other Project Partnership to make payments on this promissory note.

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

For the Six Months Ended June 30, 2001 and 2000

PART II OTHER INFORMATION

Item 6:           Exhibits and Reports on Form 8-K

                      (b)     Reports on Form 8-K - There were no reports filed on Form 8‑K for the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULLEDGE REALTY INVESTORS II, L.P.

By: GULL-AGE Properties, Inc.
Managing General Partner

Date: August 10, 2001	By: /s/ Douglas L. Kelly _______
Douglas L. Kelly
President, Secretary, Treasurer,
and Director