Form 10-Q
period 2001-09-30
GULLEDGE REALTY INVESTORS II L P
filed 2001-11-13
CIK 739626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001	Commission file number 2-89185

GULLEDGE REALTY INVESTORS II, L.P.

State of Organization: VIRGINIA	I.R.S. Employer Identification No. 54-1191237

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

GULLEDGE REALTY INVESTORS II, L.P.

(A Limited Partnership)

Balance Sheets

(Unaudited)

	September 30,	December 31,
ASSETS	2001	2000

Cash and cash equivalents	$ 68,621	$ 14,740

Advances to Project Partnerships	2,777	6,751

Investment in Project Partnership (Note B)	-	254,246

Distributions Receivable	-	20,549

Total Assets	$ 71,398	$ 296,286

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable	$ 19,900	$ 10,200

Payable to affiliates	783,359	704,300

Note payable and accrued
interest payable (Note B)	3,647,591	3,723,543

Capital contributions payable	50,000	50,000

Total Liabilities	4,500,850	4,488,043

Partners' Deficit	(4,429,452)	(4,191,757)

Total Liabilities and
Partners' Deficit	$ 71,398	$ 296,286

See Notes to Financial Statements.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenue:

Interest income	$ 458	$ 452	$ 1,296	$ 1,518

Distributions	8,456	3,940	96,368	3,940

Equity in income
of Project Partnership	-	49,909	32,324	132,350

	8,914	54,301	129,988	137,808
Expenses:

Asset management fee	28,645	28,645	85,935	85,935

Professional fees	2,550	2,667	7,650	7,334

Consulting fees	11,000	11,000	33,000	33,000

Operating expenses	3,256	(168)	5,926	17,556

Interest expense (Note B)	79,252	79,252	235,172	236,033

	124,703	121,396	367,683	379,858

Net loss	$ (115,789)	$ (67,095)	$ (237,695)	$ (242,050)

See Notes to Financial Statements.

Statements of Changes in Partners' Deficit

(Unaudited)

Nine Months Ended September 30, 2001 and 2000

			Special
	Total	General	Limited	Limited
Balances at January 1, 2000	$(3,882,659)	$ (51,330)	$ (89,940)	$(3,741,389)

Net loss for nine months
ended September 30, 2000	(242,050)	(2,663)	(4,599)	(234,788)

Balances at September 30, 2000	$(4,124,709)	$ (53,993)	$ (94,539)	$(3,976,177)

Balances at January 1, 2001	$(4,191,757)	$ (54,730)	$ (95,813)	$(4,041,214)

Net loss for nine months
ended September 30, 2001	(237,695)	(2,615)	(4,516)	(230,564)

Balances at September 30, 2001	$(4,429,452)	$ (57,345)	$ (100,329)	$(4,271,778)

Number of ownership units	11,814	131	225	11,458

See Notes to Financial Statements.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
Cash Flows From Operating Activities:
Net loss	$(237,695)	$(242,050)
Adjustments to reconcile net loss
to net cash from operating activities:
Equity in income of Project Partnership	(32,324)	(132,350)
Distributions from zero basis
Project Partnerships	(96,368)	(3,940)
Changes in assets and liabilities:
Advances to Project Partnerships	3,974	(5,969)
Accrued interest on note payable	(75,952)	(100,859)
Accounts payable	9,700	(416)
Payable to affiliates	79,059	89,217

Net Cash From Operating Activities	(349,606)	(396,367)

Cash Flows From Investing Activities -
Distributions from all Project Partnerships	403,487	410,430

Increase in Cash	53,881	14,063

Cash and Cash Equivalents Beginning of Period	14,740	14,777

Cash and Cash Equivalents End of Period	$ 68,621	$ 28,840

Additional cash flow information:
Interest payments	$ 311,123	$ 336,892

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2001 and 2000

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

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended December 31, 2000. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the nine months ended September 30, 2001, are not necessarily indicative of the results for the year ending December 31, 2001. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.

Comprehensive losses for the nine month periods ended September 30, 2001 and 2000 were equal to the Registrant's net losses.

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

Note B          Investment in Project Partnership and Note Payable

Hawthorn refinanced its mortgage during 1997. Proceeds from the refinancing were used to make a partial payment on the promissory note which had come due December 31, 1996. The remaining balance of the promissory note was renegotiated. The mortgage was refinanced under HUD regulations which limit the amount of debt that can be collateralized by the project. Accordingly, HUD would not approve the mortgage refinance unless the promissory note was no longer a liability of the project. Therefore, the general partner of the Registrant and the noteholder agreed to have the promissory note assumed by the Registrant. The promissory note is now collateralized by the partners' interests in Hawthorn. Principal and interest due on the promissory note are only payable from surplus cash received by the Registrant from Hawthorn. The Registrant is not required to make any payments from surplus cash it receives from any other project. The promissory note plus accrued interest totaled $3,647,591 at September 30, 2001, and bears simple interest at a rate of 9%. Any principal and interest remaining unpaid on June 30, 2002, will be due in full.

In conjunction with assuming the liability for the promissory note, the Registrant also recorded a corresponding investment in Hawthorn. The investment account was then reduced by previously unrecorded losses of Hawthorn in accordance with the equity method of accounting. The investment account will be adjusted in future years by the Registrant's share of any additional income or loss from Hawthorn as reported on Hawthorn's periodic financial statements. This investment account will also be reduced whenever the Registrant receives a distribution from Hawthorn. During the nine months ended September 30, 2001, the investment account was reduced to zero and the Registrant recognized approximately $87,000 in distribution income from Hawthorn.

None of the Project Partnerships are experiencing significant cash flow deficiencies after adding back non-cash items such as depreciation, amortization and accrued interest on promissory notes not currently payable to the operating losses of the Project Partnerships.

MANAGEMENT'S FINANCIAL DISCUSSION

For the Nine Months Ended September 30, 2001 and 2000

The Registrant is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A).

The primary reasons for the decrease in net loss for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 were due to an increase in distributions partially offset by a decrease in equity in income of Project Partnership, and a decrease in operating expenses and interest expense.

The Registrant is liable for a promissory note that bears simple interest at a rate of 9%. Principal and interest payable totaled $3,647,591 at September 30, 2001. Principal and interest can only be paid from distributions received from Hawthorn. The Registrant is not required to use distributions from any other Project Partnership to make payments on this promissory note.

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

(b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULLEDGE REALTY INVESTORS II, L.P.

By: GULL-AGE Properties, Inc.
Managing General Partner

Date: November 12, 2001	By: /s/ Douglas L. Kelly _______
Douglas L. Kelly
President, Secretary, Treasurer,
and Director