Form 10-K
period 2001-12-31
GULLEDGE REALTY INVESTORS II L P
filed 2002-04-12
CIK 739626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Documents Incorporated by Reference:
1.	Registration Statement (No. 2-89185) of Registrant effective April 30, 1984 (the "Registration Statement").
2.	Prospectus of Registrant dated April 30, 1984 (the "Prospectus").
3.	Supplement No. 1 dated October 8, 1984 to Prospectus.
4.	Supplement No. 2 dated February 6, 1985 to Prospectus.
5.	Supplement No. 3 dated April 18, 1985 to Prospectus.

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant's Common Stock and Related Security Holder Matters

Item 6.	Selected Financial Data

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

PART IV

Item 14.	Exhibits, Financial Statements, Schedules and Reports on Form 8K

SIGNATURES

PART I

Item 1. Business.

Gulledge Realty Investors II, L.P., ("Registrant" or "Partnership") is a Virginia limited partnership formed to invest as a limited partner in other limited partnerships ("Project Partnerships") that own and operate apartment complexes ("Projects") that are financed and/or operated under federal or state housing assistance programs. Part of the original objective of the Registrant was to generate tax losses for investors. However, due to changes in the tax regulations, the use of these losses has been restricted for most investors.

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

As of December 31, 2001, the Registrant has investments in Project Partnerships which own the Projects listed below:

		Year	Housing	Original	Offering	Acquisition	Government
	PROJECT	Completed	Units	Mortgages	Proceeds	Fees	Programs

1.	Olympic Village Apts. Chicago Heights, IL	1977	320	$ 5,989,253	$2,720,000	$244,800	HUD Sections 8 and 221(d)(4); Illinois HDA

2.	Hawthorn Ridge Apts. Woodbridge, IL	1977	176	$ 4,196,243	$1,836,000	$164,700	HUD Section 223(F)

3.	Colony Place Apts. Fayetteville, NC	1970	100	$ 1,744,265	$ 598,750	$ 53,950	HUD Sections 8 and 236

4.	Country Oaks Apts. Somerville, TN	1986	36	$ 1,054,350	$ 264,000	$ 23,760	FmHA 515
			______	__________	_________	________
			632	$12,984,111	$5,418,750	$487,210

Although each Project must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally-financed dwelling units.

The Registrant is attempting to sell its assets and liquidate. The ability to sell the Registrant's assets, i.e. the Project Partnerships, is limited by the overall market conditions in the geographic areas where the Projects operate and, potentially, by the ability of the Projects to qualify for Low Income Housing Tax Credits. For those Project Partnerships for which the Registrant's ownership interest is pledged as collateral in connection with promissory notes, the Registrant must also consider the outstanding balances of the notes and in some cases negotiate a reduced payoff on the notes. The sale of the assets will cause capital gains to be passed through to its partners as a result of negative tax bases in each of the investments from the accumulation of previous years losses.

Item 2. Properties.

Other than its interests in the Project Partnerships, the Registrant does not own any property. The General Partner believes that the Projects described below are all in satisfactory physical condition.

	Average Effective Occupancy		Average Monthly Rental

Project	2001	2000	2001	2000

Olympic Village Apts.	92%	91%	$830	$804

Hawthorn Ridge Apts.	97%	96%	$809	$809

Colony Place Apts.	92%	89%	$302	$302

Country Oaks Apts.	95%	93%	$230	$230

Item 3.        Legal Proceedings.

        The Registrant is not currently subject to any pending material legal proceeding.

Item 4.        Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders.

PART II

Item 5.        Market for the Registrant's Common Stock and Related Security

                    Holder Matters.

        As of December 31, 2001, the number of holders of units was 1,011.

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

Item 6.        Selected Financial Data.

	Year Ended December 31,

	2001	2000	1999	1998	1997

Revenue and equity in Project Partnerships' Operations	$ 162,241	$ 200,007	$ 582,499	$ 197,981	$ (2,621,916)

Expenses	(492,210)	(509,105)	(498,059)	(535,384)	(248,899)

Net (Loss)/Income	$ (329,969)	$(309,098)	$ 84,440	$ (337,403)	$ (2,870,815)

Investment in Project Partnerships	$ -	$ 254,246	$ 487,199	$ 661,318	$ 976,602

Total Assets	$ 94,197	$ 296,286	$ 511,571	$1,129,425	$ 1,498,463

Net (Loss)/Income per partnership unit	$ (28)	$ (26)	$ 7	$ (29)	$ (243)

Item 7. Management's Discussion and Analysis of Financial Condition and

Result of Operations.

The net loss for 2001 was $329,969 compared to net loss of $309,098 for 2000 and net income for 1999 of $84,440 (see Items 6 and 14(a)1). Net income for 1999 was primarily due to a distribution from the sale of the assets of Greentree Housing Limited Partnership ("Greentree") compared to the net losses for 2001 and 2000 described in the following paragraphs.

Pine West, Ltd., ("Pine West") and Rancho Vista Associates ("Rancho Vista") project partnership interests were sold August 14, 2001 and December 19, 2001, respectively. The gain on the sale of the interests is included in Gain on Sale of Project Partnerships in the Statement of Operations.

The assets of Florence Housing Associates ("Florence") and Greentree were sold on November 30, 2000 and October 15, 1999, respectively. As a result of the sales, the Registrant recorded an Investment in Project Partnerships equal to its proportionate share of the gain on the sales. Following the equity method of accounting, the Registrant was then required to reduce its investment balance by previously unrecognized losses from Florence and Greentree, which reduced the Registrant's investment in the projects back to zero. In 1999, the Registrant received a $347,596 distribution from Greentree due in large part to proceeds from the sale. The distribution is recorded in Distributions from zero-basis Project Partnerships in the Statement of Operations.

Distribution income from zero-basis Project Partnerships was $96,370 in 2001 compared to $24,489 in 2000 and $383,005 in 1999. The increase in Distributions from zero-based Project Partnerships in 2001 as compared to 2000 was mainly the result of recognizing $86,911 of distributions from Hawthorn as distribution income because the Registrant's investment balance in Hawthorn went below zero. Under the equity method, as applied to interests in Limited Liability Partnerships, once an investment balance reaches zero, distributions no longer reduce the investment account, but instead are recognized as distribution income (see Note F to the Financial Statements). Income from distributions was greater in 1999 compared to 2000 and 2001 primarily due to the $347,596 distribution from Greentree.

Equity in income of Project Partnerships was $32,323 in 2001 as compared to $173,537 in 2000 and $180,464 in 1999. Equity income decreased in 2001 due to a decrease in equity income from Hawthorn, because the investment balance had been reduced to zero (see Note F to the Financial Statements).

The Gain on Sale of Project Partnerships of $31,867 in 2001 was due to the sale of the limited partner interests of Rancho Vista Associates and Pine West, Ltd.

Expenses decreased in 2001 compared to 2000 primarily because of a decrease in operating expenses and professional fees. The decrease in professional fees was due to a $10,000 decrease in legal fees. The decrease in operating expenses was due to a $5,000 decrease in bad debts from the Project Partnerships. Expenses increased in 2000 compared to 1999 due to an increase in bad debts expense.

The accounting for an investment in a Project Partnership involves increasing and decreasing the Registrant's investment in each Project Partnership by the Registrant's share of the Project Partnership's income and loss, respectively. If losses accumulate greater than gains plus capital contributions and less distributions to date, the investment is reduced until that investment reaches zero. Losses incurred by a Project Partnership subsequent to the Registrant's investment reaching zero are not reflected in the Registrant's financial statements until such time as the Project Partnership reports net income. Losses reported from the Project Partnerships are primarily the result of depreciation expense and interest expense incurred on non-recourse government backed debt and non-recourse secondary financing loans. These losses, in and of themselves, do not accurately portray the surplus cash or excess cash (as defined by the United States Department of Housing and Urban Development ("HUD") and Farmers' Home Administration regulations) generating potential of the projects, such surplus cash being available for distribution to the partners of the Project Partnerships. The Registrant treats distributions as income, if the investment in the Project Partnership is zero, or as a return or withdrawal of capital invested in the Project Partnership, if the investment is above zero.

The Registrant is attempting to sell its assets and liquidate the Partnership. The ability to sell the Registrant's assets, i.e. the Project Partnerships, is limited by the overall market conditions in the geographic areas where the Projects operate and, potentially, by the ability of the Projects to qualify for Low Income Housing Tax Credits. For those Project Partnerships for which the Registrant's ownership interest is pledged as collateral in connection with promissory notes, the Registrant must also consider the outstanding balances of the notes and in some cases negotiate a reduced payoff on the notes. The sale of the assets will cause capital gains to be passed through to its partners as a result of negative tax bases in each of the investments from the accumulation of previous years losses.

The assets of the Registrant are illiquid. The primary source of cash to finance day-to-day operations is from distributions, if any, to the Registrant from the Project Partnerships. Due to a low volume of transactional activity, the Registrant's need for cash to finance day-to-day operations is minimal.

The distributions received from Project Partnerships in a given year is affected by regulatory restrictions and limitations and by the operations of the Project Partnerships. Operations of the Project Partnerships is, in turn, affected by several factors, among which are:

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

        The Partnership is exposed to interest rate risk related to changes in fair value on its fixed rate debt. As of December 31, 2001, the partnership had $3,726,843 of principal and accrued interest on a fixed rate note bearing interest at 9% (See Note F to the Financial statements).

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

        Douglas L. Kelly, age 53, is President, Secretary and Treasurer of the General Partner. Mr. Kelly succeeds Robert L. Proost who retired March 1, 2001. Mr. Kelly joined A.G. Edwards & Sons, Inc. on January 1, 1994 and serves as Director, Corporate Vice President, Corporate Secretary, Director of Law and Compliance and Chief Financial Officer. Prior to joining A.G. Edwards & Sons, Inc., Mr. Kelly was a partner in Peper, Martin, Jensen, Maichel & Hetlage, a St. Louis area law firm, where he served as outside counsel to A.G. Edwards & Sons, Inc. for eight years.

        Robert J. Herleth, age 49, is a Vice President and Assistant Secretary of the General Partner. Mr. Herleth joined A.G. Edwards & Sons, Inc. in 1980. Since then he has specialized in the areas of real estate and finance. He is also Vice President of A.G.E. Realty Corp., the Special Limited Partner, which owns other real estate properties and interests. Prior to joining A.G. Edwards & Sons, Inc., Mr. Herleth was employed by Pantheon Corporation, a St. Louis area real estate development firm.

        Joseph G. Porter, age 41, is a Vice President, Assistant Treasurer and Assistant Secretary of the General Partner. Mr. Porter manages the operations of the General Partner. Mr. Porter succeeds Eugene J. King who retired on February 28, 1999. Mr. Porter joined A.G. Edwards & Sons, Inc. in 1982 and serves as Vice President and Principal Accounting Officer.

        The General Partner does not have any standing audit, nominating or compensation committees.

Item 11.        Executive Compensation.

        Under the provisions of the Registrant's Limited Partnership Agreement, the General Partner is entitled to receive an asset management fee (an annual cumulative amount of $114,580) and a program management fee (an annual noncumulative amount up to $59,250). No such fees were paid during 2001 or 2000. The accumulated amount of these fees accrued but not paid to the General Partner at December 31, 2001 are $774,880 of asset management fees and $0 of program management fees. The ability to pay the program management fee is limited by payment of priority items as outlined in the Registrant's Limited Partnership Agreement.

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

        The General Partner owns a 1.1% interest in the Registrant and its affiliate, A.G.E. Realty Corporation, owns a 0.10% interest in the Partnership as Special Limited Partner. As of December 31, 2001, no person was known by the Registrant to be the beneficial owner of more than a 5% interest in the Partnership.

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

Independent Auditors' Report.

Balance Sheets as of December 31, 2001 and 2000.

Statements of Operations for the three years in the period ended December 31, 2001.

Statements of Changes in Partners' Deficit for the three years in the period ended December 31, 2001.

Statements of Cash Flows for the three years in the period ended December 31, 2001.

Notes to Financial Statements.

Financial Statements of Unconsolidated Limited Partnership and Independent Auditors' Report meeting requirements of significant subsidiary/investee (Exhibit 2).

No financial schedules are applicable.

Management will provide, without charge, a copy of the Registrant's annual report on Form 10-K.

(b)		Reports on Form 8-K:

There were no reports filed on Form 8-K for the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 12, 2002                                               GULLEDGE REALTY INVESTORS II

                                                                                            (Registrant)

                                                                        By:    Gull-AGE Properties, Inc.

                                                                                 (General Partner)

                                                                        By:    /s/ Douglas L. Kelly

                                                                                 Douglas L. Kelly

                                                                                 President, Secretary,

                                                                                 Treasurer & Director

                                                                        By:    /s/ Robert J. Herleth

                                                                                 Robert J. Herleth

                                                                                 Vice President & Assistant Secretary

                                                                        By:    /s/ Joseph G. Porter

                                                                                 Joseph G. Porter

                                                                                 Vice President, Assistant Treasurer

                                                                                 & Assistant Secretary

GULLEDGE REALTY INVESTORS II

(A Virginia Limited Partnership)

FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2001

INDEPENDENT AUDITORS' REPORT

To the Partners of

Gulledge Realty Investors II:

We have audited the accompanying balance sheets of Gulledge Realty Investors II (a limited Partnership) (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hawthorn Housing Limited Partnership, a majority owned Limited Partnership ("the Project Partnership"), the Partnership's investment in which is accounted for by use of the equity method. The Partnership's investment in the Project Partnership's net assets of $0 and $254,246 at December 31, 2001 and 2000, respectively, and its share of Project Partnership's net income of $32,323, $173,537 and $180,464 for each of the three years in the period ended December 31, 2001 are included in the accompanying financial statements. The financial statements of the Project Partnership were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such Project Partnership is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, such financial statements present fairly, in all material respects, the financial position of Gulledge Realty Investors II as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

April 8, 2002

RBG&CO.

Independent Auditors' Report

S2100-020

To The Partners

Hawthorn Housing Limited Partnership

We have audited the accompanying balance sheet of Hawthorn Housing Limited Partnership, Project No. 071-11069, a limited partnership, as of December 31, 2001 and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawthorn Housing Limited Partnership as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 29, 2002 on our consideration of Hawthorn Housing Limited Partnership's internal control and reports dated January 29, 2002 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Rubin, Brown, Gornstein & Company LLP

January 29, 2002

                                    Rubin, Brown, Gornstein & Co. LLP                                                                     230 South Bemiston Avenue

                                    Certified Public Accountants/Business Consultants                                               St. Louis, MO 63105

                                    314/727-8150 TEL                                    www.rbgco.com                                   314/727-9195 FAX

GULLEDGE REALTY INVESTORS II

(A Virginia Limited Partnership)

Balance Sheets

	December 31,
Assets	2001	2000

Cash and cash equivalents	$ 76,545	$ 14,740
Advances to Project Partnerships	17,652	6,751
Investment in Project Partnerships (Note F)		254,246
Distributions receivable		20,549

Total Assets	$ 94,197	$ 296,286

Liabilities and Partners' Deficit

Accounts payable	$ 35,200	$ 35,200
Escrow deposit (Note D)	10,000
Payable to affiliates (Note E)	793,880	679,300
Capital contributions payable	50,000	50,000
Note Payable (Note F)	3,726,843	3,723,543

Total Liabilities	4,615,923	4,488,043

Partners' Deficit (Note B)	(4,521,726)	(4,191,757)

Total Liabilities and
Partners' Deficit	$ 94,197	$ 296,286

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II

(A Virginia Limited Partnership)

Statements of Operations

	Year Ended December 31,

	2001	2000	1999
Revenue and equity in
Project Partnerships' operations:

Interest	$ 1,681	$ 1,981	$ 19,030
Distributions from zero-basis
Project Partnerships	96,370	24,489	383,005
Equity in income of
Project Partnerships	32,323	173,537	180,464
Gain on sale of Project
Partnerships	31,867

	162,241	200,007	582,499

Expenses:

Asset management fee (Note E)	114,580	114,580	114,580
Interest expense	314,424	314,424	314,424
Professional fees	10,200	21,926	21,116
Consulting fees	44,000	44,000	44,000
Operating expenses	9,006	14,175	3,939

	492,210	509,105	498,059

Net (Loss)/Income	$ (329,969)	$ (309,098)	$ 84,440

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II

(A Virginia Limited Partnership)

Statements of Changes in Partners' Deficit

Three Years Ended December 31, 2001

			Special
	Total	General	Limited	Limited

Balances at January 1, 1999	$ (3,967,099)	$ (52,259)	$ (91,544)	$ (3,823,296)

Net income for 1999	84,440	929	1,604	81,907

Balances at December 31, 1999	(3,882,659)	(51,330)	(89,940)	(3,741,389)

Net loss for 2000	(309,098)	(3,400)	(5,873)	(299,825)

Balances at December 31, 2000	(4,191,757)	(54,730)	(95,813)	(4,041,214)

Net loss for 2001	(329,969)	(3,630)	(6,269)	(320,070)

Balances at December 31, 2001	$ (4,521,726)	$ (58,360)	$(102,082)	$ (4,361,284)

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II

(A Virginia Limited Partnership)

Statements of Cash Flows

	Year Ended December 31,

	2001	2000	1999
Cash Flows From Operating Activities:
Net (loss)/income	$ (329,969)	$ (309,098)	$ 84,440
Adjustments to reconcile net (loss)/income to
net cash from operating activities:
Provision for bad debts	600	6,094
Equity in income of Project Partnership	(32,323)	(173,537)	(180,464)
Distributions from zero-basis
Project Partnerships	(96,370)	(24,489)	(383,005)
Gain on sale of Project Partnerships	(31,867)
Change in assets and liabilities:
Advances to Project Partnerships	(11,501)	(3,250)	8,039
Accounts payable		1,700	500
Escrow deposit	10,000
Payable to affiliates	114,580	114,580	(723,482)
Accrued interest note payable	3,300	(22,467)	20,688

Net Cash From Operating Activities	(373,550)	(410,467)	(1,173,284)

Cash Flows From Investing Activities:
Proceeds from Sale of Project Partnerships	31,867
Distributions from all Project Partnerships	403,488	410,430	737,588

Net Cash From Investing Activities	435,355	410,430	737,588

Net Change In Cash and Cash Equivalents	61,805	(37)	(435,696)

Cash and Cash Equivalents-Beginning of Year	14,740	14,777	450,473

Cash and Cash Equivalents-End of Year	$ 76,545	$ 14,740	$ 14,777

Cash paid for interest	$ 311,124	$ 336,891	$ 293,736

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II

(A Virginia Limited Partnership)

Notes To Financial Statements

Three Years Ended December 31, 2001

Note A            Summary of Significant Accounting Policies

Partnership Organization

Gulledge Realty Investors II (the "Partnership") is a limited partnership organized on December 1, 1983 under the laws of the Commonwealth of Virginia for the purpose of acquiring limited partner interests in real estate limited partnerships ("Project Partnerships"). These Project Partnerships include Colony Place Associates, Ltd. ("Colony"), Country Oaks Apartments Limited Partnership, Hawthorn Housing Limited Partnership ("Hawthorn") and Olympic Housing Limited Partnership ("Olympic"). The Project Partnerships previously included Pine West, Ltd., ("Pine West") and Rancho Vista Associates ("Rancho Vista"), which limited partner interests were sold in 2001, and Florence Housing Associates ("Florence") and Greentree Housing Limited Partnership ("Greentree"), which assets were sold in 2000 and 1999, respectively. Each of the remaining Project Partnerships is an operating real estate project which receives mortgage interest subsidies and/or rental assistance from the United States Department of Housing and Urban Development (HUD) or Farmer's Home Administration. The Registrant commenced operations in March 1984.

The Partnership owns 100% of the limited partner interests in the Project Partnerships, which represents 99%, 94.9%, 99% and 99% of the total ownership interests in Colony, Country Oaks, Hawthorn and Olympic, respectively. GULL-AGE Realty Advisors, Inc., ("GARA") an entity related to GULL-AGE Properties, Inc., ("GAP") the General Partner of the Partnership, is the General Partner or the agent for the General Partner or Special General Partner of Colony, Hawthorn, Olympic and Country Oaks. GARA owns or controls through its agency agreement .1%, .01%, .1% and .1% of Colony, Hawthorn, Olympic and Country Oaks, respectively. The remaining partnership interests of the Project Partnerships are owned by unrelated individuals or entities.

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Partnership and do not include any assets, liabilities, or operating results attributable to the partners' individual activities.

In November 1988, the General Partners (Eugene A. Gulledge, Keith A. Gulledge and The Gulledge Corporation) filed for bankruptcy. The Limited Partnership Agreement allows for the replacement of a general partner in such circumstances subject to Limited Partner approval.

In November 1990, by approval of a majority vote of the limited partnership units, GAP replaced Eugene A. Gulledge, Keith A. Gulledge and The Gulledge Corporation as the sole General Partner. GAP is not affiliated with the Gulledges or their affiliates. GAP had been performing certain administrative duties on behalf of the Gulledges since the bankruptcy filing. As General Partner, GAP will continue the operation of the Partnership in accordance with the Limited Partnership Agreement.

The Partnership is attempting to sell its assets and liquidate. The ability to sell the Partnership's assets, i.e. the Project Partnerships, is limited by the overall market conditions in the geographic areas where the Projects operate and, potentially, the ability of the Projects to qualify for Low Income Housing Tax Credits. For those Project Partnerships for which the Partnership's ownership interest is pledged as collateral in connection with promissory notes, the Partnership must also consider the outstanding balances of the notes and in some cases negotiate a reduced payoff on the notes. The sale of the assets will cause capital gains to be passed through to its partners as a result of negative tax bases in each of the investments from the accumulation of previous years losses.

Cash and Cash Equivalents

The Partnership considers interest bearing money market account balances to be cash equivalents.

Investment in Project Partnerships

The investment in Project Partnerships is accounted for using the equity method of accounting. Under the equity method, investments are reflected at cost, adjusted for the Partnership's share of the Project Partnerships' income or loss. The Partnership is under no obligation to contribute additional capital, or to lend monies necessary to fund cash flow deficiencies of the Project Partnerships, because the Partnership is a limited partner in such partnerships. The investment account for a Project Partnership will not be reduced below zero because the Partnership is not liable for Project Partnership losses in excess of such investment. Losses in subsequent years will be maintained separately for tax purposes. These losses are available to be applied toward any possible future income from these Project Partnerships. Any distributions received from the Project Partnerships subsequent to reducing the investment account to zero, will be recognized as income in the year received.

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

Segment Reporting

The Partnership's principal line of business is investing in Project Partnerships that own and operate Projects that are financed and/or operated under federal or state housing assistance programs. Management believes that the Partnership operates in one business segment.

Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. This adoption did not have an impact on the Partnership's financial statements.

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

Note C            Reconciliation of Operations: Financial Statement Versus Income Tax Return

The financial statement (loss)/income is reconciled to income tax loss for the years ended December 31, 2001, 2000 and 1999 as follows:
	2001	2000	1999

Net (loss)/income per financial statements	$ (329,969)	$ (309,098)	$ 84,440
Less: equity in income of Project
Partnership for financial statement
purposes	(32,323)	(173,537)	(180,464)
Less: gain on sale of Project Partnerships	(31,867)
Less: distributions received from
zero-basis Project Partnership	(96,370)	(24,489)	(383,005)
Add: equity in income/(losses) of
Project Partnerships for tax
return purposes (unaudited)	1,335,563	5,878,335	(14,775)
Net income/(loss) per income tax return	$ 845,034	$ 5,371,211	$ (493,804)

Note D            Escrow Deposit

The escrow deposit represents money received related to a contract to sell Colony. Subsequent to year end, the deposit reverted to the Partnership under the terms of the contract.

Note E            Payable To Affiliates

In accordance with the Agreement, the Partnership is required to pay to the General Partner an annual asset management fee of $114,580. Amounts due in accordance with the Agreement at December 31, 2001 and 2000 are $774,880 and $660,300, respectively. The Partnership also pays annual consulting fees of $19,000 out of the distributions from Hawthorn to GAP. Amounts due for consulting fees at December 31, 2001 and 2000 are $19,000.

Note F            Project Partnerships

The Partnership's limited partner interests in Pine West and Rancho Vista were sold on August 14, 2001 and December 19, 2001, respectively. The gain on the sale of the interests are included in gain on sale of Project Partnerships in the Statement of Operations.

The assets of Florence and Greentree were sold on November 30, 2000 and October 15, 1999, respectively. As a result of the sales, the Registrant recorded an Investment in Project Partnerships equal to its proportionate share of the gain on the sales.

Note F            Project Partnerships (continued)

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

The Partnership's limited partner interests in the following Project Partnerships (the "Projects") serves as collateral in connection with promissory notes issued by the Projects as described below:

Project Partnership (Debtor)	Pomissory Note, Including Accrued Interest	Payment Terms

Colony	$2,635,000	9% interest due annually.
		Principal plus unpaid interest
		due on November 30, 1999.
		Note is currently in default.

Olympic	$9,256,000	10% interest due annually.
		Principal plus unpaid interest
		due on December 31, 2000.
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

Note F             Project Partnerships (continued)

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

Hawthorn refinanced its mortgage during 1997. Proceeds from the refinancing were used to make a partial payment on the promissory note which had come due December 31, 1996. The remaining balance of the promissory note was renegotiated. The mortgage was refinanced under HUD regulations which limit the amount of debt that can be collateralized by the project. Accordingly, HUD would not approve the mortgage refinance unless the promissory note was no longer a liability of the project. Therefore, the General Partner of the Partnership and the noteholder agreed to have the promissory note assumed by the Partnership. The promissory note is now collateralized by the Partnership's interest in Hawthorn. Principal and interest are only payable from surplus cash received by the Partnership from Hawthorn. Under the terms of the promissory note, the Partnership pays an annual consulting fee of $19,000 to GAP and $25,000 to the noteholder. The consulting fees are only payable out of distributions from Hawthorn.

The Partnership is not required to make any payments from surplus cash it receives from any other project. The promissory note plus accrued interest totaled $3,726,843 at December 31, 2001, and bears simple interest at a rate of 9%. Any principal and interest remaining unpaid on June 30, 2002, will be due upon demand. If the Partnership is unable to pay the principal and accrued interest on June 30, 2002, the interest rate on the note increases to 11% and the Project Partnership may revert to the noteholder.

Note F             Project Partnerships (continued)

In conjunction with assuming the liability for the promissory note, the Partnership also recorded a corresponding investment in Hawthorn. The investment account was then reduced by previously unrecorded losses of Hawthorn in accordance with the equity method of accounting. The investment account was adjusted in subsequent years by the Partnership's share of any additional income or loss from Hawthorn. This investment account was also reduced when the Partnership received distributions from Hawthorn. In 2001, the Partnership's share of income and distributions from Hawthorn were $105,970 and $373,481, respectively. Income of $32,323 was recorded as Equity in income of Project Partnerships in the Statements of Operations, prior to receipt of the distribution. The distribution was recorded as a reduction of Investment in Project Partnerships of $286,569 on the Balance Sheet and Distributions from zero-basis Project Partnerships of $86,912 in the Statement of Operations.

None of the Project Partnerships are experiencing significant operating cash flow deficiencies after adding back non-cash items such as depreciation, amortization and accrued interest on promissory notes not currently payable to the operating losses of the Project Partnerships.

Note G            Condensed Financial Data of Project Partnerships

The following is a summary of the condensed financial position and results of operations of the remaining Project Partnerships and the Project Partnerships that were disposed of in the current year which have been obtained from audited financial statements and are not covered by the accompanying independent auditors' report (dollars in thousands):

Colony Place Associates, Ltd.

Condensed Balance Sheets
	December 31,
	2001	2000
Assets:
Rental Property (Net)	$ 961	$ 1,026
Other Assets	199	145
	$ 1,160	$ 1,171

Liabilities and Partners' Deficit:
Mortgage Notes Payable	$ 3,251	$ 3,034
Other Liabilities	103	126
Partners' Deficit	(2,194)	(1,989)
	$ 1,160	$ 1,171

Condensed Statements of Operations

	For the Year Ended December 31,
	2001	2000	1999
Revenues:
Rental Income	$ 386	$ 372	$ 339
Interest Income	2	2	2
Other Income	10	3	8
Total Revenue	398	377	349

Expenses:
Operating Expenses	$ 329	$ 343	$ 307
Financial Expenses	208	194	181
Depreciation	66	66	66
Total Expenses	603	603	554

Net Loss	$ (205)	$ (226)	$ (205)

Note G             Condensed Financial Data of Project Partnerships (continued)

Country Oaks Apartments Limited Partnership.

Condensed Balance Sheets

	December 31,
	2001	2000
Assets:
Rental Property (Net)	$ 70	$ 102
Other Assets	155	204
	$ 225	$ 306

Liabilities and Partners' Deficit:
Mortgage Notes Payable	$ 1,017	$ 1,021
Other Liabilities	58	59
Partners' Deficit	(850)	(774)
	$ 225	$ 306

Condensed Statements of Operations
	For the Year Ended December 31,
	2001	2000	1999
Revenues:
Rental Income	$ 115	$ 110	$ 105
Interest Income	5	9	4
Other Income	5	8	6
Total Revenue	125	127	115

Expenses:
Operating Expenses	84	74	60
Financial Expenses	43	41	33
Depreciation	69	74	74
Total Expenses	196	189	167

Net Loss	$ (71)	$ (62)	$ (52)

Note G            Condensed Financial Data of Project Partnerships (continued)

Hawthorn Housing Limited Partnership

Condensed Balance Sheets
	December 31,
	2001	2000
Assets:
Rental Property (Net)	$ 3,570	$ 3,798
Other Assets	1,436	1,492
	$ 5,006	$ 5,290

Liabilities and Partners' Capital:
Mortgage Notes Payable	$ 4,732	$ 4,778
Other Liabilities	286	254
Partners' Capital	(12)	258
	$ 5,006	$ 5,290

Condensed Statements of Operations
	For the Year Ended December 31,
	2001	2000	1999
Revenues:
Rental Income	$ 1,591	$ 1,515	$ 1,490
Interest Income	36	40	35
Other Income	29	31	62
Total Revenue	$ 1,656	1,586	1,587

Expenses:
Operating Expenses	967	818	808
Financial Expenses	339	342	344
Depreciation	243	251	253
Total Expenses	1,549	1,411	1,405

Net Income	$ 107	$ 175	$ 182

Note G            Condensed Financial Data of Project Partnerships (continued)

Olympic Housing Limited Partnership

Condensed Balance Sheets
	December 31,
	2001	2000
Assets:
Rental Property (Net)	$ 6,846	$ 7,129
Other Assets	814	891
	$ 7,660	$ 8,020

Liabilities and Partners' Deficit:
Mortgage Notes Payable	$ 13,312	$ 12,864
Other Liabilities	1,188	1,172
Partners' Deficit	(6,840)	(6,016)
	$ 7,660	$ 8,020

Condensed Statements of Operations
	For the Year Ended December 31,
	2001	2000	1999
Revenues:
Rental Income	$ 2,509	$ 2,426	$ 2,432
Interest Income	13	10	16
Other Income	71	201	51
Total Revenue	2,593	2,637	2,499

Expenses:
Operating Expenses	2,226	2,082	1,847
Financial Expenses	907	919	927
Depreciation	283	293	300
Total Expenses	3,416	3,294	3,074

Net Loss	$ (823)	$ (657)	$ (575)

Note G            Condensed Financial Data of Project Partnerships (continued)

Pine West, Ltd.

Condensed Balance Sheets

(Partnership Interest Sold in 2001)
December 31, 2000

Assets:
Rental Property (Net)	$ 969
Other Assets	130
$ 1,099

Liabilities and Partners' Deficit:
Mortgage Notes Payable	$ 1,248
Other Liabilities	42
Partners' Deficit	(191)
$ 1,099

Condensed Statements of Operations
	For The Year Ended December 31,
	2000	1999
Revenues:
Rental Income	$ 154	$ 150
Interest Income	1	5
Other Income	13	6
Total Revenue	168	161

Expenses:
Operating Expenses	150	119
Financial Expenses	31	36
Depreciation	26	26
Total Expenses	207	181

Net Loss	$ (39)	$ (20)

Note G            Condensed Financial Data of Project Partnerships (continued)

Rancho Vista Associates

Condensed Balance Sheets

(Partnership Interest Sold in 2001)
December 31, 2000

Assets:
Rental Property (Net)	$ 578
Other Assets	103
$ 681

Liabilities and Partners' Deficit:
Mortgage Notes Payable	$ 902
Other Liabilities	30
Partners' Deficit	(251)
$ 681

Condensed Statements of Operations

	For The Year Ended December 31,
	2000	1999
Revenues:
Rental Income	$ 171	$ 169
Interest Income	1	1
Other Income	2	3
Total Revenue	$ 174	$ 173

Expenses:
Operating Expenses	$ 73	$ 80
Financial Expenses	81	80
Depreciation	45	44
Total Expenses	$ 199	$ 204

Net Loss	$ (25)	$ (31)

Note G Condensed Financial Data of Project Partnerships (continued)

Combined Total of Project Partnerships

Condensed Balance Sheets
	December 31,
	2001	2000
Assets:
Rental Property (Net)	$ 11,447	$ 13,602
Other Assets	2,604	2,965
	$ 14,051	$ 16,567

Liabilities and Partners' Deficit:
Mortgage Notes Payable	$ 22,312	$ 23,847
Other Liabilities	1,635	1,683
Partners' Deficit	(9,896)	(8,963)
	$ 14,051	$ 16,567

Condensed Statements of Operations

	For The Year Ended December 31,
	2001	2000	1999
Revenues:
Rental Income	$ 4,601	$ 4,748	$ 4,685
Interest Income	56	63	63
Other Income	115	258	136
Total Revenue	$ 4,772	$ 5,069	$ 4,884

Expenses:
Operating Expenses	$ 3,606	$ 3,540	$ 3,221
Financial Expenses	1,497	1,608	1,601
Depreciation	661	755	763
Total Expenses	$ 5,764	$ 5,903	$ 5,585

Net Loss	$ (992)	$ (834)	$ (701)