Form 10-Q
period 2002-03-31
GULLEDGE REALTY INVESTORS II L P
filed 2002-05-10
CIK 739626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002	Commission file number 2-89185

GULLEDGE REALTY INVESTORS II, L.P.

State of Organization: VIRGINIA	I.R.S. Employer Identification No. 54-1191237

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

GULLEDGE REALTY INVESTORS II, L.P.

(A Limited Partnership)

Balance Sheets

(Unaudited)

ASSETS	March 31, 2002	December 31, 2001

Cash and cash equivalents	$ 76,764	$ 76,545

Advances to Project Partnerships	18,702	17,652

Total Assets	$ 95,466	$ 94,197

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable	$ 44,750	$ 35,200

Escrow deposit		10,000

Payable to affiliates	828,324	793,880

Note payable and accrued
interest payable (Note B)	3,804,373	3,726,843

Capital contributions payable	50,000	50,000

Total Liabilities	4,727,447	4,615,923

Partners' Deficit	(4,631,981)	(4,521,726)

Total Liabilities and
Partners' Deficit	$ 95,466	$ 94,197

See Notes to Financial Statements.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
Revenue:

Interest income	$ 219	$ 195

Equity in (loss)/income of Project Partnership	--	(7,975)

Miscellaneous income	10,000	--

	10,219	(7,780)
Expenses:

Asset management fee	28,645	28,645

Professional fees	2,550	2,550

Consulting fees	11,000	11,000

Operating expenses	750	750

Interest expense (Note B)	77,529	77,529

	120,474	120,474

Net loss	$ (110,255)	$ (128,254)

See Notes to Financial Statements.

Statements of Changes in Partners' Deficit

(Unaudited)

Three Months Ended March 31, 2002 and 2001

	Total	General	Special Limited	Limited
Balances at January 1, 2001	$(4,191,757)	$(54,730)	$(95,813)	$(4,041,214)

Net loss for three months
ended March 31, 2001	(128,254)	(1,411)	(2,437)	(124,406)

Balances at March 31, 2001	$(4,320,011)	$(56,141)	$(98,250)	$(4,165,620)

Balances at January 1, 2002	$(4,521,726)	$(58,360)	$(102,082)	$(4,361,284)

Net loss for three months
ended March 31, 2002	(110,255)	(1,213)	(2,095)	(106,947)

Balances at March 31, 2002	$(4,631,981)	$(59,573)	$(104,177)	$(4,468,231)

Number of ownership units	11,814	131	225	11,458

See Notes to Financial Statements.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
Cash Flows From Operating Activities:
Net loss	$ (110,255)	$ (128,254)
Adjustments to reconcile net loss
to net cash from operating activities:
Equity in loss (income) of Project Partnership	--	7,975
Distributions from zero-basis Project Partnerships	--	--
Change in assets and liabilities:
Advances to Project Partnerships	(1,050)	4,105
Accounts payable	9,550	9,550
Escrow deposit	(10,000)	--
Payable to affiliates	34,444	33,395
Accrued interest on note payable	77,530	77,528

Net Cash From Operating Activities	219	4,299

Cash Flows from Investing Activities-
Distributions from Project Partnerships	--	20,549

Net Change in Cash and Cash Equivalents	219	24,848

Cash and Cash Equivalents Beginning of Period	76,545	14,740

Cash and Cash Equivalents End of Period	$ 76,764	$ 39,588

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2002 and 2001

(Unaudited)

Note A     Summary of Significant Accounting Policies

Partnership Organization

Gulledge Realty Investors II, L.P. (the Registrant) is a limited partnership organized in December 1983 under the laws of the Commonwealth of Virginia for the purpose of acquiring limited partner interests in real estate limited partnerships ("Project Partnerships"). These Project Partnerships include Colony Place Associates, Ltd. ("Colony"), Country Oaks Apartments Limited Partnership, Hawthorn Housing Limited Partnership ("Hawthorn") and Olympic Housing Limited Partnership ("Olympic"). The Project Partnerships previously included Pine West, Ltd., ("Pine West") and Rancho Vista Associates ("Rancho Vista"), which limited partner interests were sold in 2001 and Florence Housing Associates ("Florence") and Greentree Housing Limited Partnership ("Greentree"), which assets were sold in 2000 and 1999 respectively. Each of the remaining Project Partnerships is an operating real estate project which receives mortgage interest subsidies and/or rental assistance from the United States Department of Housing and Urban Development ("HUD") or Farmer's Home Administration. The Registrant commenced operations in March 1984.

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended December 31, 2001. All adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the three months ended March 31, 2002, are not necessarily indicative of the results for the year ending December 31, 2002. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.

Comprehensive losses for the three month periods ended March 31, 2002 and 2001 were equal to the Registrant's net losses.

Cash and Cash Equivalents

Cash equivalents consist of interest bearing money market account balances.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2002 and 2001

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

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2002 and 2001

(Unaudited)

(Continued)

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

Note B      Note Payable and Accrued Interest Payable

Hawthorn refinanced its mortgage during 1997. Proceeds from the refinancing were used to make a partial payment on the promissory note which had come due December 31, 1996. The remaining balance of the promissory note was renegotiated. The mortgage was refinanced under HUD regulations which limit the amount of debt that can be collateralized by the project. Accordingly, HUD would not approve the mortgage refinance unless the promissory note was no longer a liability of the project. Therefore, the General Partner of the Registrant and the noteholder agreed to have the promissory note assumed by the Registrant. The promissory note is now collateralized by the partners' interests in Hawthorn. Principal and interest due on the promissory note are only payable from surplus cash received by the Registrant from Hawthorn. Under the terms of the promissory note, the Registrant pays an annual consulting fee of $19,000 to GAP and $25,000 to the noteholder. The consulting fees are only payable out of distributions from Hawthorn.

The Registrant is not required to make any payments from surplus cash it receives from any other project. The promissory note plus accrued interest totaled $3,804,373 at March 31, 2002, and bears simple interest at a rate of 9%. Any principal and interest remaining unpaid on June 30, 2002, will be due upon demand. If the Registrant is unable to pay the principal and accrued interest on June 30, 2002, the interest rate on the note increases to 11% and the Project Partnership may revert to the noteholder.

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2002 and 2001

(Unaudited)

(Continued)

None of the Project Partnerships are experiencing significant cash flow deficiencies after adding back non-cash items such as depreciation, amortization and accrued interest on promissory notes not currently payable to the operating losses of the Project Partnerships.

MANAGEMENT'S FINANCIAL DISCUSSION

For the Three Months Ended March 31, 2002 and 2001

The Registrant is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A).

The primary reasons for the decrease in net loss for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 were due to a decrease in equity in loss from Hawthorn and an increase in miscellaneous income. The increase in miscellaneous income was due to the Registrant recognizing income of $10,000 from a deposit received under the terms of a contract for the sale of Colony. The prospective buyer exercised its right under the sales contract to terminate the sale, resulting in the deposit reverting to the Registrant.

The Registrant is liable for a promissory note that bears simple interest at a rate of 9%. Principal and interest payable totaled $3,804,373 at March 31, 2002. Principal and interest can only be paid from distributions received from Hawthorn. The Registrant is not required to use distributions from any other Project Partnership to make payments on this promissory note.

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

For the Three Months Ended March 31, 2002 and 2001

PART II OTHER INFORMATION

Item 6:          Exhibits and Reports on Form 8-K

                     (b)     Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULLEDGE REALTY INVESTORS II, L.P.

By: GULL-AGE Properties, Inc.
Managing General Partner

Date: May 13, 2002	By: /s/Douglas L. Kelly
Douglas L. Kelly
President, Secretary, Treasurer
and Director