Form 10-Q
period 2002-06-30
GULLEDGE REALTY INVESTORS II L P
filed 2002-08-14
CIK 739626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002	Commission file number 2-89185

GULLEDGE REALTY INVESTORS II, L.P.

State of Organization: VIRGINIA	I.R.S. Employer Identification No. 54-1191237

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

GULLEDGE REALTY INVESTORS II, L.P.

(A Limited Partnership)

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION:
	Balance Sheets (Unaudited)	1
	Statements of Operations (Unaudited)	2
	Statements of Changes in Partners' Deficit (Unaudited)	3
	Statements of Cash Flows (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5-8
	Management's Financial Discussion	9-10

PART II.	OTHER INFORMATION	11

	SIGNATURES	12

Balance Sheets

(Unaudited)

	June 30,	December 31,
ASSETS	2002	2001

Cash and cash equivalents	$ 77,501	$ 76,545

Advances to Project Partnerships	19,656	17,652

Total Assets	$ 97,157	$ 94,197

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable	$ 6,600	$ 35,200

Escrow deposit	-	10,000

Payable to affiliates	856,229	793,880

Note payable and accrued
interest payable (Note B)	3,547,544	3,726,843

Capital contributions payable	50,000	50,000

Total Liabilities	4,460,373	4,615,923

Partners' Deficit	(4,363,216)	(4,521,726)

Total Liabilities and
Partners' Deficit	$ 97,157	$ 94,197

See Notes to Financial Statements.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenue:

Interest income	$ 389	$ 643	$ 609	$ 838

Distributions	399,314	87,911	399,314	87,911

Equity in income
of Project Partnership	-	40,299	-	32,324

Miscellaneous income	-	-	10,000	-

	399,703	128,853	409,923	121,073
Expenses:

Asset management fee	28,645	28,645	57,290	57,290

Professional fees	2,550	2,550	5,100	5,100

Consulting fees	11,000	11,000	22,000	22,000

Operating expenses	10,684	1,920	11,434	2,670

Interest expense (Note B)	78,060	78,391	155,589	155,920

	130,939	122,506	251,413	242,980

Net income/(loss)	$ 268,764	$ 6,347	$ 158,510	$ (121,907)

See Notes to Financial Statements.

Statements of Changes in Partners' Deficit

(Unaudited)

Six Months Ended June 30, 2002 and 2001

			Special
	Total	General	Limited	Limited
Balances at January 1, 2001	$(4,191,757)	$ (54,730)	$ (95,813)	$(4,041,214)

Net loss for six months
ended June 30, 2001	(121,907)	(1,341)	(2,316)	(118,250)

Balances at June 30, 2001	$(4,313,664)	$ (56,071)	$ (98,129)	$(4,159,464)

Balances at January 1, 2002	$(4,521,726)	$ (58,360)	$ (102,082)	$(4,361,284)

Net income for six months
ended June 30, 2002	158,510	1,744	3,012	153,754

Balances at June 30, 2002	$(4,363,216)	$ (56,616)	$ (99,070)	$(4,207,530)

Number of ownership units	11,814	131	225	11,458

See Notes to Financial Statements.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2002	2001
Cash Flows From Operating Activities:
Net income/(loss)	$ 158,510	$(121,907)
Adjustments to reconcile net loss
to net cash from operating activities:
Equity in income of Project Partnership	-	(32,324)
Distributions from zero basis
Project Partnerships	(399,314)	(87,911)
Changes in assets and liabilities:
Advances to Project Partnerships	(2,004)	5,982
Accounts payable	(28,600)	6,400
Escrow deposit	(10,000)	-
Payable to affiliates	62,349	35,740
Accrued interest on note payable	(162,940)	(155,204)

Net Cash From Operating Activities	(381,999)	(349,224)

Cash Flows From Investing Activities -
Distributions from all Project Partnerships	399,314	395,030

Cash Flows From Financing Activities -
Payment on Note Payable	(16,359)	-

Increase in Cash	956	45,806

Cash and Cash Equivalents Beginning of Period	76,545	14,740

Cash and Cash Equivalents End of Period	$ 77,501	$ 60,546

Additional cash flow information:
Interest payments	$ 318,529	$ 311,123

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2002 and 2001

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

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended December 31, 2001. All adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim financial statements. The results of operations, for the six months ended June 30, 2002, are not necessarily indicative of the results for the year ending December 31, 2002. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.

Comprehensive losses for the six month periods ended June 30, 2002 and 2001 were equal to the Registrant's net losses.

Cash and Cash Equivalents

Cash equivalents consist of interest bearing money market account balances.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2002 and 2001

(Unaudited)

(Continued)

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

Six Months Ended June 30, 2002 and 2001

(Unaudited)

(Continued)

Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138. This adoption did not have an impact on the Partnership's financial statements.

Reclassifications

Where appropriate, prior years' financial information has been reclassified to conform with the current year presentation.

Note B          Note Payable and Accrued Interest Payable

Hawthorn refinanced its mortgage during 1997. Proceeds from the refinancing were used to make a partial payment on the promissory note which had come due December 31, 1996. The remaining balance of the promissory note was renegotiated. The mortgage was refinanced under HUD regulations which limit the amount of debt that can be collateralized by a Project Partnership. Accordingly, HUD would not approve the mortgage refinance unless the promissory note was no longer a liability of the Project Partnership. Therefore, the general partner of the Registrant (the "General Partner") and the noteholder agreed to have the promissory note assumed by the Registrant. The promissory note is now collateralized by the partners' interests in Hawthorn. Principal and interest due on the promissory note are only payable from surplus cash received by the Registrant from Hawthorn. Under the terms of the promissory note, the Registrant pays an annual consulting fee of $19,000 to the General Partner and $25,000 to the noteholder. The consulting fees are only payable out of distributions from Hawthorn.

The Registrant is not required to make any payments from surplus cash it receives from any other Project Partnerships. The promissory note plus accrued interest totaled $3,547,544 at June 30, 2002, and bears simple interest at a rate of 9%. Any principal and interest remaining unpaid on June 30, 2002, will be due upon demand. If the Registrant is unable to pay the principal and accrued interest on June 30, 2002, the interest rate on the note increases to 11% and the Project Partnership may revert to the noteholder.

NOTES TO FINANCIAL STATEMENTS

Six Months Ended June 30, 2002 and 2001

(Unaudited)

(Continued)

None of the Project Partnerships are experiencing significant cash flow deficiencies after adding back non-cash items such as depreciation, amortization and accrued interest on promissory notes not currently payable to the operating losses of the Project Partnerships.

MANAGEMENT'S FINANCIAL DISCUSSION

For the Six Months Ended June 30, 2002 and 2001

The Registrant is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). Part of the original objective of the Registrant was to generate tax losses for investors. However, due to changes in the tax regulations, the use of these losses has been restricted for most investors. The Registrant is attempting to sell its assets and liquidate. The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A).

The primary reasons for the increase in net income for the six months ended June 30, 2002 compared to the net loss for the six months ended June 30, 2001 were due to an increase in distributions, a decrease in equity in income of Project Partnerships and an increase in miscellaneous income.

The increase in distributions in 2002 as compared to 2001 was mainly the result of the accounting treatment of distributions from limited liability partnerships under the equity method (see Note A to the Financial Statements). In 2002, the Registrant received $399,314 of distributions from Hawthorn, which was recognized as distribution income because the Registrant's investment balance in Hawthorn was zero. In 2001, the Registrant received $373,481 of distributions from Hawthorn. The distribution reduced the Registrant's $286,570 investment in Hawthorn to zero and the remaining $86,911 was recognized as distribution income.

The decrease in equity in income from Hawthorn was also due to the accounting treatment of investments in limited liability partnerships under the equity method. In 2002, the Registrant did not recognize equity in income from Hawthorn, because the investment balance was zero. In 2001, the beginning investment balance in Hawthorn was above zero, and $32,323 was recognized as equity in income prior to the receipt of a distribution, which reduced the investment balance to zero as explained above.

The increase in miscellaneous income was due to the Registrant recognizing income of $10,000 from a deposit received under the terms of a contract for the sale of Colony. The prospective buyer exercised its right under the sales contract to terminate the sale, resulting in the deposit reverting to the Registrant.

The increase in operating expenses in 2002 as compared to 2001 was the result of an increase in state taxes being paid on behalf of several of the Project Partnerships.

The Registrant is liable for a promissory note that bears simple interest at a rate of 9%. Principal and interest payable totaled $3,547,544 at June 30, 2002. Principal and interest can only be paid

MANAGEMENT'S FINANCIAL DISCUSSION

For the Six Months Ended June 30, 2002 and 2001

(continued)

from distributions received from Hawthorn. The Registrant is not required to use distributions from any other Project Partnership to make payments on this promissory note.

The Registrant's ownership interest in two other Project Partnerships (Colony and Olympic) is pledged as collateral in connection with promissory notes issued by the respective Project Partnerships. The Colony promissory note was due June 30, 1997 and had been extended to

November 30, 1999, while the General Partner attempted to locate a buyer. A buyer was not located before November 30, 1999. This note is currently in default. Therefore, the Colony noteholder may demand payment and Colony may revert to its noteholder. The Olympic promissory note expired December 31, 2000. This note is currently in default. The Olympic noteholder has notified Olympic of its demand for payment. Therefore, Olympic may revert to its noteholder at any time.

For the Six Months Ended June 30, 2002 and 2001

PART II OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULLEDGE REALTY INVESTORS II, L.P.

By: GULL-AGE Properties, Inc.
Managing General Partner

Date: August 14, 2002	By: /s/ Douglas L. Kelly _______
Douglas L. Kelly
President, Secretary, Treasurer,
and Director