Form 10-Q/A
period 2002-06-30
GULLEDGE REALTY INVESTORS II L P
filed 2002-08-16
CIK 739626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q/A

Amendment No. 1

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002	Commission file number 2-89185

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

GULLEDGE REALTY INVESTORS II, L.P.

State of Organization: VIRGINIA	I.R.S. Employer Identification No. 54-1191237

One North Jefferson Avenue

St. Louis, Missouri 63103

Registrant's telephone number, including area code: (314) 955-4188

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

GULLEDGE REALTY INVESTORS II, L.P.

(A Limited Partnership)

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002 is being filed to provide additional disclosures in Note B To Financial Statements and to include the certification required by Section 906 of the Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002. No other revisions have been made to the Registrant's Quarterly Report on Form 10-Q filed on August 14, 2002.

GULLEDGE REALTY INVESTORS II, L.P.

(A Limited Partnership)

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION:
	Balance Sheets (Unaudited)	1
	Statements of Operations (Unaudited)	2
	Statements of Changes in Partners' Deficit (Unaudited)	3
	Statements of Cash Flows (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5-8
	Management's Financial Discussion	9-10

PART II.	OTHER INFORMATION	11
	SIGNATURES	12
	EXHIBIT INDEX	13

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

Note B          Note Payable and Accrued Interest Payable

Hawthorn refinanced its mortgage during 1997. Proceeds from the refinancing were used to make a partial payment on the promissory note which had come due December 31, 1996. The remaining balance of the promissory note was renegotiated. The mortgage was refinanced under HUD regulations which limit the amount of debt that can be collateralized by a Project Partnership. Accordingly, HUD would not approve the mortgage refinance unless the promissory note was no longer a liability of the Project Partnership. Therefore, the general partner of the Registrant (the "General Partner") and the noteholder agreed to have the promissory note assumed by the Registrant. The promissory note is now collateralized by the partners' interests in Hawthorn. Principal and interest due on the promissory note are only payable from surplus cash received by the Registrant from Hawthorn. Hawthorn is the major source of distribution income for the Registrant.

Under the terms of the promissory note, the Registrant pays an annual consulting fee of $19,000 to the General Partner and $25,000 to the noteholder. The consulting fees are only payable out of distributions from Hawthorn. The Registrant is not required to make any payments from surplus cash it receives from any other Project Partnerships.

The promissory note plus accrued interest totaled $3,547,544 at June 30, 2002, and bore simple interest at a rate of 9%. On June 30, 2002, the promissory note expired and the interest rate increased to 11%. The note is currently in default. The noteholder has not notified the Registrant of a demand for payment. Hawthorn may revert to its noteholder at any time. Hawthorn is under contract to a third-party purchaser subject to a due diligence review and regulatory approval.

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

GULLEDGE REALTY INVESTORS II, L.P.

(A Limited Partnership)

MANAGEMENT'S FINANCIAL DISCUSSION

For the Six Months Ended June 30, 2002 and 2001

The Registrant is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). Part of the original objective of the Registrant was to generate tax losses for investors. However, due to changes in the tax regulations, the use of these losses has been restricted for most investors. The Registrant is attempting to sell its assets and liquidate. The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A to Financial Statements).

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

For the Six Months Ended June 30, 2002 and 2001

(continued)

from distributions received from Hawthorn. The Registrant is not required to use distributions from any other Project Partnership to make payments on this promissory note. This promissory note is currently in default and as a result, Hawthorn may revert to the noteholder (see Note B to Financial Statements).

The Registrant's ownership interest in two other Project Partnerships (Colony and Olympic) is pledged as collateral in connection with promissory notes issued by the respective Project Partnerships. The Colony promissory note was due June 30, 1997 and had been extended to November 30, 1999, while the General Partner attempted to locate a buyer. A buyer was not located before November 30, 1999. This note is currently in default. Therefore, the Colony noteholder may demand payment and Colony may revert to its noteholder. The Olympic promissory note expired December 31, 2000. This note is currently in default. The Olympic noteholder has notified Olympic of its demand for payment. Therefore, Olympic may revert to its noteholder at any time. Olympic is under contract to a third-party purchaser subject to a due diligence review and regulatory approval.

GULLEDGE REALTY INVESTORS II, L.P.

(A Limited Partnership)

For the Six Months Ended June 30, 2002 and 2001

PART II OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K

(a) The Exhibit listed on the accompanying Exhibit Index is filed as part of this report.

(b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended June 30, 2002.

GULLEDGE REALTY INVESTORS II, L.P.

(A Limited Partnership)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULLEDGE REALTY INVESTORS II, L.P.

By: GULL-AGE Properties, Inc.
Managing General Partner

Date: August 16, 2002	By: /s/ Douglas L. Kelly
Douglas L. Kelly
President, Secretary, Treasurer,
and Director

GULLEDGE REALTY INVESTORS II, L.P.

(A Limited Partnership)

EXHIBIT INDEX

Exhibit Number Description of Exhibit

99.1 Certification of President, Secretary, Treasurer and Director