Form 10-Q
period 2002-09-30
GULLEDGE REALTY INVESTORS II L P
filed 2002-11-14
CIK 739626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002	Commission file number 2-89185

GULLEDGE REALTY INVESTORS II, L.P.

State of Organization: VIRGINIA	I.R.S. Employer Identification No. 54-1191237

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

GULLEDGE REALTY INVESTORS II, L.P.

(A Limited Partnership)

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Balance Sheets	1

	Statements of Operations	2

	Statements of Changes in Partners' Deficit	3

	Statements of Cash Flows	4

	Notes to Financial Statements	5-7

	Item 2. Management's Financial Discussion	8-9

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

	Item 4. Evaluation of Disclosure Controls and Procedures	10

PART II.	OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	11

	SIGNATURES	12

	CERTIFICATIONS	13-14

Balance Sheets

(Unaudited)

	September 30,	December 31,
ASSETS	2002	2001

Cash and cash equivalents	$ 77,779	$ 76,545

Advances to Project Partnerships	20,043	17,652

Total Assets	$ 97,822	$ 94,197

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable	$ 28,650	$ 35,200

Escrow deposit	$ -	$ 10,000

Payable to General Partner	877,591	793,880

Note payable and accrued
interest payable (Note B)	3,643,954	3,726,843

Capital contributions payable	50,000	50,000

Total Liabilities	4,600,195	4,615,923

Partners' Deficit	(4,502,373)	(4,521,726)

Total Liabilities and
Partners' Deficit	$ 97,822	$ 94,197

See Notes to Financial Statements.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenue:

Interest income	$ 279	$ 458	$ 887	$ 1,296

Distributions from zero-basis Project Partnerships	-	8,456	399,314	96,368

Equity in income
of Project Partnership	-	-	-	32,324

Miscellaneous income	-	-	10,000	-

	279	8,914	410,201	129,988
Expenses:

Asset management fee	28,645	28,645	85,935	85,935

Professional fees	2,550	2,550	7,650	7,650

Consulting fees	11,000	11,000	33,000	33,000

Operating expenses	830	3,256	12,264	5,926

Interest expense (Note B)	96,410	79,252	251,999	235,172

	139,435	124,703	390,848	367,683

Net (loss)/income	$ (139,156)	$ (115,789)	$ 19,353	$ (237,695)

See Notes to Financial Statements.

Statements of Changes in Partners' Deficit

(Unaudited)

Nine Months Ended September 30, 2002 and 2001

			Special
	Total	General	Limited	Limited
Balances at January 1, 2001	$(4,191,757)	$ (54,730)	$ (95,813)	$(4,041,214)

Net loss for nine months
ended September 30, 2001	(237,695)	(2,615)	(4,516)	(230,564)

Balances at September 30, 2001	$(4,429,452)	$ (57,345)	$ (100,329)	$(4,271,778)

Balances at January 1, 2002	$(4,521,726)	$ (58,360)	$ (102,082)	$(4,361,284)

Net income for nine months
ended September 30, 2002	19,353	213	368	18,772

Balances at September 30, 2002	$(4,502,373)	$ (58,147)	$ (101,714)	$(4,342,512)

Number of ownership units	11,814	131	225	11,458

See Notes to Financial Statements.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2002	2001
Cash Flows From Operating Activities:
Net income/(loss)	$19,353	$(237,695)
Adjustments to reconcile net income/(loss)
to net cash from operating activities:
Equity in income of Project Partnership	-	(32,324)
Distributions from zero-basis
Project Partnerships	(399,314)	(96,368)
Changes in assets and liabilities:
Advances to Project Partnerships	(2,391)	3,974
Accounts payable	(6,550)	(6,550)
Escrow deposit	(10,000)	10,000
Payable to General Partner	83,711	85,309
Accrued interest on note payable	(66,530)	(75,952)

Net Cash From Operating Activities	(381,721)	(349,606)

Cash Flows From Investing Activities -
Distributions from all Project Partnerships	399,314	403,487

Cash Flows From Financing Activities -
Payment on Note Payable	(16,359)	-

Increase in Cash	1,234	53,881

Cash and Cash Equivalents Beginning of Period	76,545	14,740

Cash and Cash Equivalents End of Period	$77,779	$68,621

Additional cash flow information:
Interest payments	$318,529	$311,123

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2002 and 2001

(Unaudited)

Note A Summary of Significant Accounting Policies

Partnership Organization

Gulledge Realty Investors II, L.P. (the Registrant) is a limited partnership organized in December 1983 under the laws of the Commonwealth of Virginia for the purpose of acquiring limited partner interests in real estate limited partnerships ("Project Partnerships"). These Project Partnerships include Colony Place Associates, Ltd. ("Colony"), Country Oaks Apartments Limited Partnership ("Country Oaks"), Hawthorn Housing Limited Partnership ("Hawthorn"), and Olympic Housing Limited Partnership ("Olympic"). The Project Partnerships previously included Pine West Ltd. and Rancho Vista Associates, which limited partner interests were sold in 2001, and Florence Housing Associates and Greentree Housing Limited Partnership, which assets were sold in 2000 and 1999, respectively. Each of the Project Partnerships is an operating real estate project which receives mortgage interest subsidies and/or rental assistance from the United States Department of Housing and Urban Development (HUD) or Farmer's Home Administration. The Registrant commenced operations in March 1984.

The Registrant is in the process of selling the remaining Project Partnerships in order to liquidate its assets and dissolve. Hawthorn and Olympic are under sales contracts, subject to due diligence reviews and regulatory approval, with a third-party purchaser. Proceeds from the sale of Hawthorn will be used to pay the outstanding balance of the note payable and accrued interest (see Note B) and a significant amount of the liabilities of the Registrant. Proceeds from the sale of Olympic will also be used to pay liabilities of the Registrant. The Registrant does not anticipate that either sale will produce enough proceeds to make a distribution to the limited partners. The Registrant anticipates the sale of Olympic to close in the fourth quarter of 2002 and the sale of Hawthorn to close in the first half of 2003, but due to the buyer's due diligence being incomplete and the necessity of HUD approval, the timing and ultimate sale cannot be determined with certainty. The Registrant is under negotiations with third parties to sell Colony and Country Oaks.

The financial statements include only those assets, liabilities, and results of operations which relate to the business of the Registrant and do not include any assets, liabilities, or operating results attributable to the partners' individual activities. These financial statements should be read in conjunction with the Registrant's annual report on Form 10-K for the year ended December 31, 2001. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period have been reflected. All such adjustments consist of normal recurring accruals, unless otherwise disclosed in these interim

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2002 and 2001

(Unaudited)

(Continued)

financial statements. The results of operations, for the nine months ended September 30, 2002, are not necessarily indicative of the results for the year ending December 31, 2002. Where appropriate, prior year's financial information has been reclassified to conform with the current year presentation.

Comprehensive income/(loss) for the nine month periods ended September 30, 2002 and 2001 were equal to the Registrant's net income/(loss).

Cash and Cash Equivalents

Cash equivalents consist of interest bearing money market account balances.

Investments in Project Partnerships

The investments in Project Partnerships are accounted for using the equity method of accounting. Under the equity method, investments are reflected at cost, adjusted for the Registrant's share of the Project Partnerships' income or loss. The Registrant is under no obligation to contribute additional capital, or to lend monies necessary to fund cash flow deficiencies of the Project Partnerships, because the Registrant is a limited partner in such partnerships. The investment account will not be reduced below zero because the Registrant is not liable for Project Partnership losses in excess of such investment. Any distributions received from the Project Partnerships, subsequent to reducing the investment account to zero, will be recognized as income in the year received.

The Registrant's ownership interests in two other Project Partnerships (Colony and Olympic) are pledged as collateral in connection with promissory notes issued by the respective Project Partnerships. The Colony promissory note was due June 30, 1997 and had been extended to November 30, 1999, while the General Partner attempted to locate a buyer. A buyer was not located before November 30, 1999. This note is currently in default. Therefore, the Colony noteholder may demand payment and Colony may revert to its noteholder. The Olympic promissory note was due December 31, 2000. This note is currently in default. The Olympic noteholder has notified Olympic of its demand for payment. Therefore, Olympic may revert to its noteholder at any time. Olympic is under a sales contract to a third-party purchaser subject to a due diligence review and regulatory approval.

Notwithstanding the balances owed on the defaulted notes, none of the Project Partnerships are experiencing significant cash flow deficiencies.

NOTES TO FINANCIAL STATEMENTS

Nine Months Ended September 30, 2002 and 2001

(Unaudited)

(Continued)

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

Income Taxes

No provision has been made for current or deferred federal income taxes since they are the responsibility of each partner. Certain state income taxes are paid by the Registrant on behalf of the partners, and are expensed when paid. Profits (or gains) and losses of the Registrant are allocated to the partners in accordance with the partnership agreement.

Segment Reporting

The Registrant's principal line of business is investing in Project Partnerships that own and operate low-income housing projects that are financed and/or operated under federal or state housing assistance programs. Management believes that the Registrant operates in one business segment.

Note B Note Payable and Accrued Interest Payable

The note payable bears simple interest at a rate of 11 percent and is collateralized by the Registrant's ownership interest in Hawthorn, the Registrant's major source of distribution income. The note bore simple interest at a rate of 9 percent until the note expired on June 30, 2002, at which time, the interest rate increased to 11 percent. Under the terms of the note, principal and interest, as well as annual consulting fees of $19,000 to the general partner of the Registrant and $25,000 to the noteholder, are payable solely from distributions received by the Registrant from Hawthorn. The Registrant is not required to make any payments related to the note from distribution income it receives from any other Project Partnership. At September 30, 2002, the note plus accrued interest totaled $3,643,954. The note is currently in default and as a result, Hawthorn may revert to the noteholder. The noteholder has not notified the Registrant of a demand for payment or a claim on the collateral. Hawthorn is under a sales contract, subject to a due diligence review and regulatory approval, with a third-party purchaser.

MANAGEMENT'S FINANCIAL DISCUSSION

For the Nine Months Ended September 30, 2002 and 2001

The Registrant is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). Part of the original objective of the Registrant was to generate tax losses for investors. However, due to changes in the tax regulations, there are some restrictions on the use of these losses. The Registrant is in the process of selling the remaining Project Partnerships in order to liquidate its assets and dissolve. The Registrant's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A to Financial Statements).

Revenues were $410,201 for the nine months ended September 30, 2002 compared to $129,988 for the same period a year ago. Expenses increased to $390,848 compared to $367,683 in 2001. The increase in revenue was primarily due to an increase in distributions from zero-basis Project Partnerships. The increase in expense was mainly due to an increase in interest expense on the note payable.

The increase in distributions from zero-basis Project Partnerships in 2002 as compared to 2001 was mainly the result of the accounting treatment of distributions from limited liability partnerships under the equity method (see Note A to the Financial Statements). In 2002, the Registrant received a $399,314 distribution from Hawthorn, which was recognized as distributions from zero-basis Project Partnerships because the Registrant's beginning investment balance in Hawthorn was zero. In 2001, the Registrant received $373,481 of distributions from Hawthorn. The distribution reduced the Registrant's $286,570 beginning investment balance in Hawthorn to zero and the remaining $86,911 was recognized as distributions from zero-basis Project Partnerships. The increase in distribution income from Hawthorn was partially offset by a decrease in distributions received from the remaining Project Partnerships.

The decrease in equity in income of Project Partnerships was also due to the accounting treatment of investments in limited liability partnerships under the equity method. In 2002, the Registrant did not recognize equity in income of Project Partnerships from Hawthorn, because the beginning investment balance was zero. In 2001, the beginning investment balance in Hawthorn was above zero. The Registrant recognized $32,323 as equity in income of Project Partnerships, which represented its pro-rata share of the earnings of Hawthorn prior to receipt of a distribution. The distribution reduced the investment balance to zero and the remaining amount was recognized as distributions from zero-basis project partnerships as explained above.

The increase in miscellaneous income was due to a $10,000 deposit received under the terms of a contract for the sale of Colony. The prospective buyer exercised its right under the sales contract to terminate the sale, forfeiting the deposit to the Registrant.

MANAGEMENT'S FINANCIAL DISCUSSION

For the Nine Months Ended September 30, 2002 and 2001

(Continued)

The increase in operating expenses in 2002 as compared to 2001 was the result of an increase in state taxes being paid on behalf of two of the Project Partnerships.

The increase in interest expense in 2002 compared to 2001 was the result of a 2 percent increase in the interest rate of the note payable that became effective July 1, 2002.

The Registrant is liable for a promissory note that bears simple interest at a rate of 11 percent and is collateralized by the Registrant's ownership interest in Hawthorn. Principal and interest payable totaled $3,643,954 at September 30, 2002. Principal and interest can only be paid from distributions received from Hawthorn. The Registrant is not required to use distributions from any other Project Partnership to make payments on this promissory note. The promissory note along with accrued interest was due on June 30, 2002 and is currently in default. As a result, Hawthorn may revert to the noteholder (see Note B to Financial Statements). The noteholder has not notified the Registrant of a demand for payment or a claim on the collateral. Hawthorn is under a sales contract, subject to a due diligence review and regulatory approval, with a third party purchaser.

The Registrant's ownership interests in two other Project Partnerships (Colony and Olympic) are pledged as collateral in connection with promissory notes issued by the respective Project Partnerships. The Colony promissory note was due June 30, 1997 and had been extended to November 30, 1999, while the General Partner attempted to locate a buyer. A buyer was not located before November 30, 1999. This note is currently in default. Therefore, the Colony noteholder may demand payment and Colony may revert to its noteholder. The Olympic promissory note expired December 31, 2000. This note is currently in default. The Olympic noteholder has notified Olympic of its demand for payment. Therefore, Olympic may revert to its noteholder at any time. Olympic is under a sales contract to a third-party purchaser subject to a due diligence review and regulatory approval.

For the Nine Months Ended September 30, 2002 and 2001

PART I-FINANCIAL INFORMATION

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred related to the Registrant's policies, procedures, controls or risk profile.

Item 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of the Registrant including Mr. Douglas L. Kelly as President and Mr. Joseph G. Porter as Vice President have evaluated the Registrant's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Registrant's disclosure controls and procedures, it was determined that such controls and procedures were effective as of November 11, 2002, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after November 11, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures.

For the Nine Months Ended September 30, 2002 and 2001

PART II-OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a) 99(i) President, Secretary, Treasurer and Director Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99(ii) Vice President and Assistant Treasurer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULLEDGE REALTY INVESTORS II, L.P.

By: GULL-AGE Properties, Inc.
Managing General Partner

Date: November 14, 2002	By: /s/Douglas L. Kelly
Douglas L. Kelly
President, Secretary, Treasurer,
and Director

By: /s/Joseph G. Porter
Joseph G. Porter
Vice President and
Assistant Treasurer

CERTIFICATION

I, Douglas L. Kelly, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Gulledge Realty Investors II, L.P.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/Douglas L. Kelly

Douglas L. Kelly

President, Secretary,

Treasurer and Director

CERTIFICATION

I, Joseph G. Porter, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Gulledge Realty Investors II, L.P.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/Joseph G. Porter

Joseph G. Porter

Vice President and

Assistant Treasurer