Form 10-K
period 2002-12-31
GULLEDGE REALTY INVESTORS II L P
filed 2003-04-14
CIK 739626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)

X    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal year ended December 31, 2002

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

Documents Incorporated by Reference:

1.	Registration Statement (No. 2-89185) of Registrant effective April 30, 1984 (the "Registration Statement").
2.	Prospectus of Registrant dated April 30, 1984 (the "Prospectus").
3.	Supplement No. 1 dated October 8, 1984 to Prospectus.
4.	Supplement No. 2 dated February 6, 1985 to Prospectus.
5.	Supplement No. 3 dated April 18, 1985 to Prospectus.

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant's Common Stock and Related Security Holder Matters

Item 6.	Selected Financial Data

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Evaluation of Disclosure Controls and Procedures

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8K

SIGNATURES

CERTIFICATIONS

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

        The Registrant is attempting to sell its assets and liquidate. Though the Registrant's investment in these Project Partnerships is zero, the impact on future operations could be significant as distributions from Project Partnerships is the primary source of revenue for the Registrant. Proceeds, if any, for the sale of the Project Partnerships will be used to pay Registrant liabilities. The Registrant does not anticipate the sales to generate sufficient proceeds to make a distribution to partners. The sale of the assets will cause capital gains to be passed through to partners as a result of negative tax bases in each of the investments from the accumulation of previous years' losses. The partners will also realize ordinary income to the extent liabilities are not satisfied by the sales proceeds.

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

        As of December 31, 2002, the Registrant has investments in Project Partnerships which own the Projects listed below:

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

	Average Effective Occupancy Per Unit		Average Monthly Rental Per Unit

Project	2002	2001	2002	2001

Olympic Village Apts.	89%	92%	$736	$659

Hawthorn Ridge Apts.	97%	97%	$838	$803

Colony Place Apts.	92%	92%	$338	$334

Country Oaks Apts.	95%	95%	$259	$230

Item 3.        Legal Proceedings.

        The Registrant is not currently subject to any pending material legal proceeding.

Item 4.        Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders.

PART II

Item 5.        Market for the Registrant's Common Stock and Related Security Holder Matters.

        As of December 31, 2002, the number of holders of units was 1,006.

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

Item 6.        Selected Financial Data.

	Year Ended December 31,
	2002	2001	2000	1999	1998

Revenue and equity in Project Partnerships' Operations	$ 410,492	$ 162,241	$ 200,007	$ 582,499	$ 197,981

Expenses	(530,977)	(492,210)	(509,105)	(498,059)	(535,384)

Net (Loss)/Income	$ (120,485)	$(329,969)	$ (309,098)	$ 84,440	$ (337,403)

Investment in Project Partnerships	$ -	$ -	$ 254,246	$ 487,199	$ 661,318

Total Assets	$ 91,813	$ 94,197	$ 296,286	$ 511,571	$ 1,129,425

Net (Loss)/Income per partnership unit	$ (10)	$ (28)	$ (26)	$ 7	$ (29)

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

        The accounting for an investment in a Project Partnership involves increasing and decreasing the Registrant's investment in each Project Partnership by the Registrant's share of the Project Partnership's income and loss, respectively. If losses accumulate greater than gains plus capital contributions and less distributions to date, the investment is reduced until that investment reaches zero. Losses incurred by a Project Partnership subsequent to the Registrant's investment reaching zero are not reflected in the Registrant's financial statements until such time as the Project Partnership reports net income. Losses reported from the Project Partnerships are primarily the result of depreciation expense and interest expense incurred on non-recourse government backed debt and sole-recourse secondary financing loans. These losses, in and of themselves, do not accurately portray the surplus cash or excess cash (as defined by the United States Department of Housing and Urban Development ("HUD") and Farmers' Home Administration regulations) generating potential of the projects, such surplus cash being available for distribution to the partners of the Project Partnerships. The Registrant treats distributions as income, if the investment in the Project Partnership is zero, or as a return or withdrawal of capital invested in the Project Partnership, if the investment is above zero.

        The net loss for 2002 was $120,485 compared to net loss of $329,969 for 2001 and net loss for 2000 of $309,098 (see Items 6 and 15(a)1).

        Distribution income from zero-basis Project Partnerships was $399,314 in 2002 compared to $96,370 in 2001 and $24,489 in 2000. The increase in Distributions from zero-based Project Partnerships in 2002 as compared to 2001 was mainly the result of the accounting treatment of distributions from limited liability partnerships under the equity method (see Note A to the Financial Statements). Under the equity method, as applied to interests in Limited Liability Partnerships, once an investment balance reaches zero, distributions no longer reduce the investment account, but instead are recognized as distribution income. In 2002, the Registrant received a $399,314 distribution from Hawthorn, which was recognized as distributions from zero-basis Project Partnerships because the Registrant's beginning investment balance in Hawthorn was zero. In 2001, the Registrant received $373,481 of distributions from Hawthorn. The distribution reduced the Registrant's $286,570 beginning investment balance in Hawthorn to zero and the remaining $86,911 was recognized as distributions from zero-basis Project Partnerships. The increase in distribution income from Hawthorn was partially offset by a decrease in distributions received from the remaining Project Partnerships. The increase in Distributions from zero-based Project Partnerships in 2001 as compared to 2000 was mainly the result of recognizing $86,911 of distributions from Hawthorn as distribution income subsequent to the reduction of the investment balance to zero.

        Equity in income of Project Partnerships was $0 in 2002 as compared to $32,323 in 2001 and $173,537 in 2000. The decrease in equity in income of Project Partnerships in 2002 was also due to the accounting treatment of investments in limited liability partnerships under the equity method. In 2002, the Registrant did not recognize equity in income of Project Partnerships from Hawthorn, because the beginning investment balance was zero. In 2001, the beginning investment balance in Hawthorn was above zero. The Registrant recognized $32,323 as equity in income of Project Partnerships, which represented its pro-rata share of the earnings of Hawthorn prior to receipt of a distribution. The distribution reduced the investment balance to zero and the remaining amount was recognized as distributions from zero-basis project partnerships as explained above. Equity in income of Project Partnerships decreased in 2001 compared to 2000 due to a decrease in equity income from Hawthorn. Subsequent to receipt of the distribution and reduction of the investment balance to zero, equity income in Hawthorne was no longer recognized.

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

        Interest expense increased in 2002 compared to 2001 as the result of a 2 percent increase in the interest rate on the note payable that became effective July 1, 2002.

        Professional fees decreased in 2001 compared to 2000, due to a decrease in legal fees related to the sale of properties.

        Operating expenses in 2002 compared to 2001 increased as the result of state taxes paid on behalf of two of the Project Partnerships. Operating expenses decreased in 2001 compared to 2000 due to a decrease in bad debts from the Project Partnerships.

        The Registrant is liable for a promissory note that bears simple interest at a rate of 11 percent and is collateralized by the Registrant's ownership interest in Hawthorn. Principal and interest payable totaled $3,740,364 at December 31, 2002. Principal and interest can only be paid from distributions received from Hawthorn. The Registrant is not required to use distributions from other Project Partnerships to make payments on this promissory note. The promissory note along with accrued interest was due on June 30, 2002 and is currently in default. As a result, the Registrant's ownership interest in Hawthorn may revert to the noteholder (see Note F to Financial Statements). The noteholder has not notified the Registrant of a demand for payment or a claim on the collateral. In 2002, the Registrant entered into an agreement with a third-party purchaser to sell Hawthorn. The potential purchaser exercised its right under the contract to terminate the agreement. The Registrant is under negotiations with a third-party to sell Hawthorn.

        The Registrant's ownership interests in two other Project Partnerships (Olympic and Colony) are pledged as collateral in connection with promissory notes issued by the respective Project Partnerships. The Olympic promissory note was due on December 31, 2000. This note is currently in default. Olympic is under contract to third-party purchasers subject to regulatory approval. Prior to and in conjunction with signing the sales contract, the Partnership entered into an agreement with the noteholder for a reduced payoff on the promissory note. Subsequent to entering into the agreement, the noteholder notified the Partnership of its intent to foreclose on the Partnership's interest in Olympic in the event the current sales contract is not consummated. The Colony promissory note was due June 30, 1997 and had been extended to November 30, 1999, while the General Partner attempted to locate a buyer. A buyer was not located before November 30, 1999. This note is currently in default. Therefore, the Colony noteholder may demand payment and Colony may revert to its noteholder.

        Notwithstanding the balances owed on the defaulted notes, none of the Project Partnerships are experiencing significant operating cash flow deficiencies

        The distributions received from Project Partnerships in a given year is affected by regulatory restrictions and limitations and by the operations of the Project Partnerships. Operations of the Project Partnerships is, in turn, affected by several factors, among which are:

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

        In November 2002, FASB issued FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). For financial statements issued after December 15, 2002, FIN 45 requires that a guarantor make certain disclosures regarding guarantees of indemnification agreements. Starting January 1, 2003, FIN 45 will require that a liability be recognized at the fair value of the guarantee. The Partnership has adopted the disclosure provisions of FIN 45 in the accompanying financial statements and does not expect the liability recognition provisions will have a material impact on the Partnership's financial statements.

        In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 is to improve financial reporting by enterprises involved with variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership has not finalized its analysis of FIN 46.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

        The Partnership is exposed to interest rate risk related to changes in fair value on its fixed rate debt. As of December 31, 2002, the partnership had $3,740,364 of principal and accrued interest on a fixed rate note bearing interest at 11% (See Note F to the Financial statements).

Item 8.        Financial Statements and Supplementary Data.

        Financial statements of the Registrant are filed herewith (See Item 15(a)1). The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

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

        Douglas L. Kelly, age 54, is President, Secretary and Treasurer of the General Partner. Mr. Kelly succeeded Robert L. Proost who retired March 1, 2001. Mr. Kelly joined A.G. Edwards & Sons, Inc. on January 1, 1994 and serves as Director, Executive Vice President, Corporate Secretary, Director of Law and Compliance, Director of Administration and Chief Financial Officer.

        Robert J. Herleth, age 50, is a Vice President and Assistant Secretary of the General Partner. Mr. Herleth joined A.G. Edwards & Sons, Inc. in 1980. Since then he has specialized in the areas of real estate and finance. He is also Vice President of A.G.E. Realty Corp., the Special Limited Partner, which owns other real estate properties and interests.

        Joseph G. Porter, age 42, is a Vice President, Assistant Treasurer and Assistant Secretary of the General Partner. Mr. Porter manages the operations of the General Partner. Mr. Porter succeeded Eugene J. King who retired on February 28, 1999. Mr. Porter joined A.G. Edwards & Sons, Inc. in 1982 and serves as Senior Vice President, Assistant Director of Administration and Principal Accounting Officer.

        The General Partner does not have any standing audit, nominating or compensation committees.

Item 11.        Executive Compensation.

        Under the provisions of the Registrant's Limited Partnership Agreement, the General Partner is entitled to receive an asset management fee (an annual cumulative amount of $114,580) and a program management fee (an annual noncumulative amount up to $59,250). No such fees were paid during 2002 or 2001. The accumulated amount of these fees accrued but not paid to the General Partner at December 31, 2002 are $889,460 of asset management fees and $0 of program management fees. The ability to pay the program management fee is limited by payment of priority items as outlined in the Registrant's Limited Partnership Agreement.

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

        Please refer to Note E of the financial statements referenced under Item 15(a)1 for additional information.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

        The General Partner owns a 1.1% interest in the Registrant and its affiliate, A.G.E. Realty Corporation, owns a 0.1% interest in the Partnership as Special Limited Partner. As of December 31, 2002, no person was known by the Registrant to be the beneficial owner of more than a 5% interest in the Partnership.

Item 13.        Certain Relationships and Related Transactions.

        An affiliate of Gull-AGE Properties, Inc., A.G.E. Realty Corporation holds a 0.1% interest in the Registrant as a Special Limited Partner.

        Please refer to Item 11 for additional information.

Item 14.        Evaluation of Disclosure Controls and Procedures.

        The management of the Registrant including Mr. Douglas L. Kelly as President and Mr. Joseph G. Porter as Vice President have evaluated the Registrant's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Registrant's disclosure controls and procedures, it was determined that such controls and procedures were effective as of April 8, 2003, the date of the conclusion of the evaluation.

        Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after April 8, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

PART IV

Item 15.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K
(a)		The following financial statements are included:

	1.	Financial Statements of the Registrant (filed herewith as Exhibit 1).

Independent Auditors' Report.

Balance Sheets as of December 31, 2002 and 2001.

Statements of Operations for the three years in the period ended December 31, 2002.

Statements of Changes in Partners' Deficit for the three years in the period ended December 31, 2002.

Statements of Cash Flows for the three years in the period ended December 31, 2002.

Notes to Financial Statements.

Financial Statements of Unconsolidated Limited Partnership and Independent Auditors' Report meeting requirements of significant subsidiary/investee (Exhibit 2).

No financial schedules are applicable.

Management will provide, without charge, a copy of the Registrant's annual report on Form 10-K.

Exhibits
99 (i) President, Secretary, Treasurer and Director Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99 (ii) Vice President and Assistant Treasurer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)		Reports on Form 8-K:

There were no reports filed on Form 8-K for the year ended December 31, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 10, 2003                                               GULLEDGE REALTY INVESTORS II
                                                                                            (Registrant)

                                                                        By:    Gull-AGE Properties, Inc.
                                                                                 (General Partner)

                                                                        By:    /s/Douglas L. Kelly
                                                                                 Douglas L. Kelly
                                                                                 President, Secretary,
                                                                                 Treasurer & Director

                                                                        By:    /s/Robert J. Herleth
                                                                                 Robert J. Herleth
                                                                                 Vice President & Assistant Secretary

                                                                        By:    /s/Joseph G. Porter
                                                                                 Joseph G. Porter
                                                                                 Vice President, Assistant Treasurer
                                                                                 & Assistant Secretary

CERTIFICATION

I, Douglas L. Kelly, certify that:

1.   I have reviewed this annual report on Form 10-K of Gulledge Realty Investors II, L.P.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 4/9/03
/s/Douglas L. Kelly
Douglas L. Kelly
President, Secretary,
Treasurer and Director

CERTIFICATION

I, Joseph G. Porter, certify that:

1.   I have reviewed this annual report on Form 10-K of Gulledge Realty Investors II, L.P.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 4/9/03
/s/Joseph G. Porter
Joseph G. Porter
Vice President and Assistant Treasurer

GULLEDGE REALTY INVESTORS II

(A Virginia Limited Partnership)

FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2002

INDEPENDENT AUDITORS' REPORT

To the Partners of
Gulledge Realty Investors II:

We have audited the accompanying balance sheets of Gulledge Realty Investors II (a limited Partnership) (the "Partnership") as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hawthorn Housing Limited Partnership, a majority owned Limited Partnership ("the Project Partnership"), the Partnership's investment in which is accounted for by use of the equity method. The Partnership's investment in the Project Partnership's net assets of $0 and $0 at December 31, 2002 and 2001, respectively, and its share of Project Partnership's net income of $0, $32,323 and $173,537 for each of the three years in the period ended December 31, 2002 are included in the accompanying financial statements. The financial statements of the Project Partnership were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such Project Partnership is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, such financial statements present fairly, in all material respects, the financial position of Gulledge Realty Investors II as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche, LLP

March 26, 2003

RBG&CO.

Independent Auditors' Report

S2100-020

To The Partners
Hawthorn Housing Limited Partnership

We have audited the accompanying balance sheet of Hawthorn Housing Limited Partnership, Project No. 071-11069, a limited partnership, as of December 31, 2002 and the related statements of profit and loss, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawthorn Housing Limited Partnership as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 28, 2003 on our consideration of Hawthorn Housing Limited Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/Rubin, Brown, Gornstein & Co. LLP

January 28, 2003

                                    Rubin, Brown, Gornstein & Co. LLP                                                                     230 South Bemiston Avenue
                                    Certified Public Accountants/Business Consultants                                        St. Louis, MO 63105

                                    314/727-8150 TEL                                    www.rbgco.com                                   314/727-9195 FAX

GULLEDGE REALTY INVESTORS II
(A Virginia Limited Partnership)

Balance Sheets
	December 31,
Assets	2002	2001

Cash and cash equivalents	$ 71,610	$ 76,545
Advances to Project Partnerships	20,203	17,652

Total Assets	$ 91,813	$ 94,197

Liabilities and Partners' Deficit

Accounts payable	$ 35,200	$ 35,200
Escrow deposit (Note D)	-	10,000
Payable to General Partner (Note E)	908,460	793,880
Capital contributions payable	50,000	50,000
Note Payable (Note F)	3,740,364	3,726,843

Total Liabilities	4,734,024	4,615,923

Partners' Deficit (Note B)	(4,642,211)	(4,521,726)

Total Liabilities and
Partners' Deficit	$ 91,813	$ 94,197

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II
(A Virginia Limited Partnership)

Statements of Operations
	Year Ended December 31,

	2002	2001	2000
Revenue and equity in
Project Partnerships' operations:

Interest	$ 1,178	$ 1,681	$ 1,981
Distributions from zero-basis
Project Partnerships	399,314	96,370	24,489
Equity in income of
Project Partnerships	-	32,323	173,537
Gain on sale of Project
Partnerships	-	31,867	-
Miscellaneous Income	10,000	-	-

	410,492	162,241	200,007

Expenses:

Asset management fee (Note E)	114,580	114,580	114,580
Interest expense	348,409	314,424	314,424
Professional fees	10,200	10,200	21,926
Consulting fees (Note F)	44,000	44,000	44,000
Operating expenses	13,788	9,006	14,175

	530,977	492,210	509,105

Net Loss	$ (120,485)	$ (329,969)	$ (309,098)

Net loss per partnership unit	$ (10)	$ (28)	$ (26)

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II
(A Virginia Limited Partnership)

Statements of Changes in Partners' Deficit

Three Years Ended December 31, 2002

			Special
	Total	General	Limited	Limited

Balances at January 1, 2000	$ (3,882,659)	$ (51,330)	$ (89,940)	$ (3,741,389)

Net loss for 2000	(309,098)	(3,400)	(5,873)	(299,825)

Balances at December 31, 2000	(4,191,757)	(54,730)	(95,813)	(4,041,214)

Net loss for 2001	(329,969)	(3,630)	(6,269)	(320,070)

Balances at December 31, 2001	(4,521,726)	(58,360)	(102,082)	(4,361,284)

Net loss for 2002	(120,485)	(1,326)	(2,289)	(116,870)

Balances at December 31, 2002	$ (4,642,211)	$ (59,686)	$(104,371)	$ (4,478,154)

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II
(A Virginia Limited Partnership)

Statements of Cash Flows

	Year Ended December 31,

	2002	2001	2000
Cash Flows From Operating Activities:
Net loss	$ (120,485)	$ (329,969)	$ (309,098)
Adjustments to reconcile net loss to
net cash from operating activities:
Provision for bad debts	-	600	6,094
Equity in income of Project Partnership	-	(32,323)	(173,537)
Distributions from zero-basis
Project Partnerships	(399,314)	(96,370)	(24,489)
Gain on sale of Project Partnerships	-	(31,867)	-
Change in assets and liabilities:
Advances to Project Partnerships	(2,551)	(11,501)	(3,250)
Accounts payable	-	-	1,700
Escrow deposit	(10,000)	10,000	-
Payable to general partner	114,580	114,580	114,580
Accrued interest note payable	29,880	3,300	(22,467)

Net Cash From Operating Activities	(387,890)	(373,550)	(410,467)

Cash Flows From Investing Activities:
Proceeds from Sale of Project Partnerships	-	31,867	-
Distributions from all Project Partnerships	399,314	403,488	410,430

Net Cash From Investing Activities	399,314	435,355	410,430

Cash Flows From Financing Activities -
Payment on Note Payable	(16,359)	-	-

Net Change In Cash and Cash Equivalents	(4,935)	(61,805)	(37)

Cash and Cash Equivalents-Beginning of Year	76,545	14,740	14,777

Cash and Cash Equivalents-End of Year	$ 71,610	$ 76,545	$ 14,740

Additional Cash Flow Information:
Interest Payments	$ 318,529	$ 311,124	$ 336,891

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II
(A Virginia Limited Partnership)

Notes To Financial Statements
Three Years Ended December 31, 2002

Note A           Summary of Significant Accounting Policies

Partnership Organization

Gulledge Realty Investors II (the "Partnership") is a limited partnership organized on December 1, 1983 under the laws of the Commonwealth of Virginia for the purpose of acquiring limited partner interests in real estate limited partnerships ("Project Partnerships"). These Project Partnerships include Colony Place Associates, Ltd. ("Colony"), Country Oaks Apartments Limited Partnership ("Country Oaks"), Hawthorn Housing Limited Partnership ("Hawthorn") and Olympic Housing Limited Partnership ("Olympic"). The Project Partnerships previously included Pine West, Ltd., ("Pine West") and Rancho Vista Associates ("Rancho Vista"), which limited partner interests were sold in 2001, and Florence Housing Associates ("Florence"), which assets were sold in 2000. Each of the remaining Project Partnerships is an operating real estate project which receives mortgage interest subsidies and/or rental assistance from the United States Department of Housing and Urban Development (HUD) or Farmer's Home Administration. The Registrant commenced operations in March 1984. GULL-AGE Properties, Inc. ("GAP") is the general partner of the Partnership.

The Partnership owns 100% of the limited partner interests in the Project Partnerships, which represents 99.0%, 94.9%, 99.0% and 99.0% of the total ownership interests in Colony, Country Oaks, Hawthorn and Olympic, respectively. GULL-AGE Realty Advisors, Inc., ("GARA") an entity related to GAP, is the General Partner or the agent for the General Partner or Special General Partner of Colony, Hawthorn, Olympic and Country Oaks. GARA owns or controls through its agency agreement .10%, .01%, .10% and .10% of Colony, Hawthorn, Olympic and Country Oaks, respectively. The remaining partnership interests of the Project Partnerships are owned by unrelated individuals or entities.

The Partnership is in the process of selling the remaining Project Partnerships in order to liquidate its assets and dissolve. Though the Partnership's investment in these Project Partnerships is zero, the impact on future operations could be significant as distributions from Project Partnerships is the primary source of revenue for the Partnership. Proceeds, if any, from the sale of the Project Partnerships will be used to pay Partnership liabilities. The Partnership does not anticipate the sales to generate sufficient proceeds to make a distribution to partners. The sale of the assets will cause capital gains to be passed through to its partners as a result of negative tax bases in each of the investments from the accumulation of previous years losses. The partners will also realize ordinary income to the extent liabilities are not satisfied by sales proceeds.

Olympic is under a sales contract, subject to regulatory approval, with third-party purchasers. Proceeds from the sale of Olympic, if any, will be used to pay liabilities of the Partnership. The Partnership anticipates the sale of Olympic to close in 2003, but due to the necessity of HUD approval, the timing and ultimate sale cannot be determined with certainty. In 2002, the Partnership entered into an agreement with a third-party purchaser to sell Hawthorn. The potential purchaser exercised its right under the contract to terminate the agreement. The Partnership is under negotiations with third-parties to sell Colony, Country Oaks and Hawthorn. The ability to sell the Partnership's assets, i.e. the Project Partnerships, is limited by the overall market conditions in the geographic areas where the Projects operate and, potentially, the ability of the Projects to qualify for Low Income Housing Tax Credits. For those Project Partnerships for which the Partnership's ownership interest is pledged as collateral in connection with promissory notes, the Partnership must also consider the outstanding balances of the notes and in some cases negotiate a reduced payoff on the notes.

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

Comprehensive Income

Comprehensive income for the year ended December 31, 2002 and 2001 were equal to the Partnership net loss.

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

Recent Accounting Pronouncements

In November 2002, FASB issued FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). For financial statements issued after December 15, 2002, FIN 45 requires that a guarantor make certain disclosures regarding guarantees or indemnification agreements. Starting January 1, 2003, FIN 45 will require that a liability be recognized at the fair value of the guarantee. The Partnership has adopted the disclosure provisions of FIN 45 in the accompanying financial statements and does not expect the liability recognition provisions will have a material impact on the Partnership's financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 is to improve financial reporting by enterprises involved with variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership has not finalized its analysis of FIN 46.

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

Note C           Reconciliation of Operations: Financial Statement Versus Income Tax Return

The financial statement (loss)/income is reconciled to income tax loss for the years ended December 31, 2002, 2001 and 2000 as follows:

	2002	2001	2000

Net (loss)/income per financial statements	$ (120,485)	$ (329,969)	$ (309,098)
Less: equity in income of Project
Partnership for financial statement
purposes		(32,323)	(173,537)
Less: gain on sale of Project Partnerships		(31,867)
Less: distributions received from
zero-basis Project Partnership	(399,314)	(96,370)	(24,489)
Add: equity in income/(losses) of
Project Partnerships for tax
return purposes (unaudited)	(145,887)	1,335,563	5,878,335
Net income/(loss) per income tax return	$ (665,686)	$ 845,034	$ 5,371,211

Note D          Escrow Deposit

The escrow deposit represented money received related to a contract to sell Colony. The prospective buyer exercised its right under the sales contract to terminate the sale, forfeiting the deposit to the Partnership.

Note E           Payable To General Partner

In accordance with the Agreement, the Partnership is required to pay to the General Partner an annual asset management fee of $114,580. Amounts due in accordance with the Agreement at December 31, 2002 and 2001 are $889,460 and $774,880, respectively. The Partnership also pays annual consulting fees of $19,000 out of the distributions from Hawthorn to GAP. Amounts due for consulting fees at December 31, 2002 and 2001 are $19,000.

Note F            Project Partnerships

The Partnership's limited partner interests in the following Project Partnerships (the "Projects") serves as collateral in connection with promissory notes issued by the Projects as described below:

Project Partnership (Debtor)	Promissory Note, Including Accrued Interest	Payment Terms

Colony	$2,635,000	9% interest due annually.
		Principal plus unpaid interest
		due on November 30, 1999.
		Note is currently in default.

Olympic	$9,854,000	10% interest due annually.
		Principal plus unpaid interest
		due on December 31, 2000.
		Note is currently in default.

Colony's promissory note was originally due December 31, 1995, but was extended until June 30, 1997, while a sale of the project was being pursued under the Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). LIHPRHA was a program administered by the Department of Housing and Urban Development ("HUD"). Unfortunately, funds are no longer available under the LIHPRHA program. The promissory note had been extended to November 30, 1999, while the general partner attempted to locate a buyer for the project. A buyer was not located before November 30, 1999. This note is currently in default. Therefore, the noteholder may demand payment and the project may revert to the noteholder at any time. Colony is under a sales contract to a third-party purchaser subject to regulatory approval.

Olympic's promissory note was originally due December 31, 1995, but was extended to December 31, 2000. In addition, the interest rate on Olympic's note was reduced from 12% to 10% and payment terms were changed to allow more of Olympic's available surplus cash to be paid to the noteholder as partial payment of the annual interest due on the promissory note. This note is currently in default. Olympic is under a sales contract to a third-party purchaser subject to regulatory approval. Prior to and in conjunction with signing the sales contract, the Partnership entered into an agreement with the noteholder for a reduced payoff on the promissory note. Subsequent to entering into the agreement, the noteholder notified the Partnership of its intent to foreclose on the Partnership's interest in Olympic in the event the current sales contract is not consummated.

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

The Partnership is not required to make any payments from surplus cash it receives from any other project. The promissory note plus accrued interest totaled $3,740,364 at December 31, 2002, and bears simple interest at a rate of 11%. The note bore simple interest at a rate of 9% until the note expired on June 30, 2002, at which time, the interest rate increased to 11%.

In conjunction with assuming the liability for the promissory note, the Partnership also recorded a corresponding investment in Hawthorn. The investment account was then reduced by previously unrecorded losses of Hawthorn in accordance with the equity method of accounting. The investment account was adjusted in subsequent years by the Partnership's share of any additional income or loss from Hawthorn. This investment account was also reduced when the Partnership received distributions from Hawthorn. In 2002, the Partnership did not recognize equity in income of Project Partnerships from Hawthorn, because the beginning investment balance was zero. In 2001, the Partnership's share of income and distributions from Hawthorn were $105,970 and $373,481, respectively. Income of $32,323 was recorded as Equity in income of Project Partnerships in the Statements of Operations, prior to receipt of the distribution. The distribution was recorded as a reduction of Investment in Project Partnerships of $286,569 on the Balance Sheet and Distributions from zero-basis Project Partnerships of $86,912 in the Statement of Operations.

The Partnership's limited partner interests in Pine West and Rancho Vista were sold on August 14, 2001 and December 19, 2001, respectively. The gains on the sale of the interests are included in gain on sale of Project Partnerships in the Statement of Operations.

The assets of Florence were sold on November 30, 2000. As a result of the sale, the Registrant recorded an Investment in Project Partnerships equal to its proportionate share of the gain on the sale. Following the equity method of accounting, the Registrant was then required to reduce its investment balance by previously unrecognized losses from Florence, which reduced the Registrant's investment in the project back to zero.

Notwithstanding the balances owed on the defaulted notes, none of the Project Partnerships are experiencing significant operating cash flow deficiencies.

Note G           Condensed Financial Data of Project Partnership

The following is a summary of the condensed financial position and results of operations of Hawthorn (dollars in thousands):

Hawthorn Housing Limited Partnership
Condensed Balance Sheets

	December 31,
	2002	2001
Assets:
Rental Property (Net)	$ 3,371	$ 3,570
Other Assets	1,216	1,436
	$ 4,587	$ 5,006

Liabilities and Partners' Capital:
Mortgage Notes Payable	$ 4,684	$ 4,732
Other Liabilities	276	286
Partners' Capital	(373)	(12)
	$ 4,587	$ 5,006

Condensed Statements of Operations

	For the Year Ended December 31,
	2002	2001	2000
Revenues:
Rental Income	$ 1,539	$ 1,591	$ 1,515
Interest Income	12	36	40
Other Income	18	29	31
Total Revenue	$ 1,569	1,656	1,586

Expenses:
Operating Expenses	958	967	818
Financial Expenses	334	339	342
Depreciation	235	243	251
Total Expenses	1,527	1,549	1,411

Net Income	$ 42	$ 107	$ 175