Form 10-Q
period 2003-03-31
GULLEDGE REALTY INVESTORS II L P
filed 2003-05-15
CIK 739626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003	Commission file number 2-89185

GULLEDGE REALTY INVESTORS II, L.P.

State of Organization: VIRGINIA	I.R.S. Employer Identification No. 54-1191237

One North Jefferson Avenue

St. Louis, Missouri 63103

Registrant's telephone number, including area code: (314) 955-4188

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes( ) No(X)

GULLEDGE REALTY INVESTORS II, L.P.

(A Limited Partnership)

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Balance Sheets	1

	Statements of Operations	2

	Statements of Changes in Partners' Deficit	3

	Statements of Cash Flows	4

	Notes to Financial Statements	5-9

	Item 2. Management's Financial Discussion	10-11

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

	Item 4. Disclosure Controls and Procedures	12-13

PART II.	OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	14

	SIGNATURES	15

	CERTIFICATIONS	16-17

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

Balance Sheets

(Unaudited)

ASSETS	March 31, 2003	December 31, 2002

Cash and cash equivalents	$ 99,936	$ 71,610

Advances to Project Partnerships	3,134	20,203

Total Assets	$ 103,070	$ 91,813

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable	$ 19,750	$ 35,200

Payable to General Partner	922,855	908,460

Note payable and accrued
interest payable (Note B)	3,652,672	3,740,364

Capital contributions payable	50,000	50,000

Total Liabilities	4,645,277	4,734,024

Partners' Deficit	(4,542,207)	(4,642,211)

Total Liabilities and
Partners' Deficit	$ 103,070	$ 91,813

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

Statements of Operations

(Unaudited)
	Three Months Ended
	March 31,
	2003	2002
Revenue:

Interest income	$ 187	$ 219

Distributions from zero-basis Project Partnerships	237,076	--

Miscellaneous income	--	10,000

	237,263	10,219
Expenses:

Asset management fee	28,645	28,645

Professional fees	2,550	2,550

Consulting fees	11,000	11,000

Operating expenses	750	750

Interest expense (Note B)	94,314	77,529

	137,259	120,474

Net income/(loss)	$ 100,004	$ (110,255)

Net income/(loss) per partnership unit	$ 8	$ (9)

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

Statements of Changes in Partners' Deficit
(Unaudited)

Three Months Ended March 31, 2003 and 2002

	Total	General	Special Limited	Limited
Balances at January 1, 2002	$(4,521,726)	$(58,360)	$(102,082)	$(4,361,284)

Net loss for three months
ended March 31, 2002	(110,255)	(1,213)	(2,095)	(106,947)

Balances at March 31, 2002	$(4,631,981)	$(59,573)	$(104,177)	$(4,468,231)

Balances at January 1, 2003	$(4,642,211)	$(59,686)	$(104,371)	$(4,478,154)

Net income for three months
ended March 31, 2003	100,004	1,100	1,900	97,004

Balances at March 31, 2003	$(4,542,207)	$(58,586)	$(102,471)	$(4,381,150)

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2003	2002
Cash Flows From Operating Activities:
Net income/(loss)	$ 100,004	$ (110,255)
Adjustments to reconcile net loss
to net cash from operating activities:
Distributions from zero-basis Project Partnerships	(237,076)	--
Change in assets and liabilities:
Advances to Project Partnerships	17,069	(1,050)
Accounts payable	(15,450)	9,550
Escrow deposit	--	(10,000)
Payable to general partner	14,395	34,444
Accrued interest on note payable	(87,692)	77,530

Net Cash From Operating Activities	(208,750)	219

Cash Flows from Investing Activities-
Distributions from Project Partnerships	237,076	--

Net Change in Cash and Cash Equivalents	28,326	219

Cash and Cash Equivalents Beginning of Period	71,610	76,545

Cash and Cash Equivalents End of Period	$ 99,936	$ 76,764

Additional Cash Flow Information:
Interest Payments	$ 182,006	$ --

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2003 and 2002

(Unaudited)

Note A                  Summary of Significant Accounting Policies

Partnership Organization

Gulledge Realty Investors II (the "Partnership") is a limited partnership organized on December 1, 1983 under the laws of the Commonwealth of Virginia for the purpose of acquiring limited partner interests in real estate limited partnerships ("Project Partnerships"). At March 31, 2003, these Project Partnerships included Colony Place Associates, Ltd. ("Colony"), Country Oaks Apartments Limited Partnership ("Country Oaks"), Hawthorn Housing Limited Partnership ("Hawthorn") and Olympic Housing Limited Partnership ("Olympic"). Olympic was sold in April 2003 (See Note C). The Project Partnerships previously included Pine West, Ltd., ("Pine West") and Rancho Vista Associates ("Rancho Vista"), which limited partner interests were sold in 2001, and Florence Housing Associates ("Florence"), which assets were sold in 2000. Each of the remaining Project Partnerships is an operating real estate project which receives mortgage interest subsidies and/or rental assistance from the United States Department of Housing and Urban Development ("HUD") or Farmer's Home Administration. The Registrant commenced operations in March 1984. GULL-AGE Properties, Inc. ("GAP") is the general partner of the Partnership.

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

Recent Accounting Pronouncements

In November 2002, FASB issued FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). For financial statements issued after December 15, 2002, FIN 45 requires that a guarantor make certain disclosures regarding guarantees or indemnification agreements. Starting January 1, 2003, FIN 45 requires that a liability be recognized at the fair value of the guarantee. The adoption of FIN 45 did not have an impact on the Partnership's financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 is to improve financial reporting by enterprises involved with variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership adopted the provisions of FIN 46 that apply to variable interest entities created after January 31, 2003, or variable interest entities in which an enterprise obtains an interest after that date. The adoption of these provisions did not require the partnership to consolidate any information related to variable interest entities. Although the Partnership has not finalized its analysis of the provisions of FIN 46 that apply to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the Partnership does not believe it will be required to consolidate any information related to variable interest entities it acquired prior to that date.

Note B                  Note Payable and Accrued Interest Payable

The promissory note is collateralized by the Partnership's interest in Hawthorn. Principal and interest are only payable from surplus cash received by the Partnership from Hawthorn. The Partnership is not required to make any payments from surplus cash it receives from any other project. The promissory note plus accrued interest totaled $3,652,672 at March 31, 2003, and bears simple interest at a rate of 11%. The note bore simple interest at a rate of 9% until the note became due on June 30, 2002, at which time, the interest rate increased to 11%. The note is currently in default and as a result, the Partnership's ownership interest in Hawthorn may revert to the noteholder. The noteholder has not notified the Partnership of a demand for payment or a claim on the collateral. Under the terms of the promissory note, the Partnership pays an annual consulting fee of $19,000 to GAP and $25,000 to the noteholder. The consulting fees are only payable out of distributions from Hawthorn.

The Partnership's ownership interest in another Project Partnership (Colony) is pledged as collateral in connection with a promissory note issued by Colony. The Colony promissory note was due June 30, 1997 and had been extended to November 30, 1999, while the General Partner attempted to locate a buyer. A buyer was not located before November 30, 1999. This note is currently in default. Therefore, the Colony noteholder may demand payment and Colony may revert to its noteholder. The Colony noteholder has not notified the Partnership of a demand for payment or a claim on the collateral.

Notwithstanding the balances owed on the defaulted notes, none of the Project Partnerships are experiencing significant operating cash flow deficiencies.

Note C                  Subsequent Events

During the second quarter of 2003, the Partnership received regulatory approval for the sale of Olympic's assets. The sale was finalized in April of 2003. In addition to purchasing all of the assets of Olympic, the Purchaser assumed all of its liabilities. The Partnership received proceeds of $10,000 from the sale, which will be used to pay legal expenses related to the sale and other liabilities.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

MANAGEMENT'S FINANCIAL DISCUSSION
For the Three Months Ended March 31, 2003 and 2002

Gulledge Realty Investors II, L.P. (the "Partnership") is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). Part of the original objective of the Partnership was to generate tax losses for investors. However, due to changes in the tax regulations, there are some restrictions on the use of these losses. The Partnership is in the process of selling the remaining Project Partnerships in order to liquidate its assets and dissolve. The Partnership's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A to Financial Statements).

Revenues were $237,263 for the three months ended March 31, 2003 compared to $10,219 for the same period a year ago. Expenses increased to $137,259 compared to $120,474 in 2002. The increase in revenue was primarily due to an increase in distributions from zero-basis Project Partnerships due to receiving distribution payments earlier in the current year compared to last year. Distributions from zero-basis Project Partnerships were received during the second quarter of 2002. The decrease in miscellaneous income was the result of a prospective buyer for Colony terminating the sale contract and forfeiting the deposit to the Partnership during 2002. The increase in expense was due to an increase in interest expense on the note payable as a result of a 2 percent increase in the interest rate beginning on July 1, 2002.

The Partnership is liable for a promissory note that bears simple interest at a rate of 11 percent and is collateralized by the Partnership's ownership interest in Hawthorn. Principal and interest payable totaled $3,652,672 at March 31, 2003. Principal and interest can only be paid from distributions received from Hawthorn. The Partnership is not required to use distributions from any other Project Partnership to make payments on this promissory note. The promissory note along with accrued interest was due on June 30, 2002 and is currently in default. As a result, the Partnership's ownership interest in Hawthorn may revert to the noteholder (see Note B to Financial Statements). The noteholder has not notified the Partnership of a demand for payment or a claim on the collateral. In 2002, the Partnership entered into an agreement with a third-party purchaser to sell Hawthorn. The potential purchaser exercised its right under the contract to terminate the agreement. The Partnership is under negotiations with another third-party to sell Hawthorn.

The Partnership's ownership interest in another Project Partnership (Colony) is pledged as collateral in connection with a promissory note issued by Colony. The Colony promissory note was due June 30, 1997 and had been extended to November 30, 1999, while the General Partner attempted to locate a buyer. A buyer was not located before November 30, 1999. This note is currently in default. Therefore, the Colony noteholder may demand payment and Colony may revert to its noteholder. The Colony noteholder has not notified the Partnership of a demand for payment or a claim on the collateral.

During the second quarter of 2003, the Partnership received regulatory approval for the sale of Olympic's assets. The sale was finalized in April of 2003. In addition to purchasing all of the assets of Olympic, the Purchaser assumed all of its liabilities. The Partnership received proceeds of $10,000 from the sale, which will be used to pay legal expenses related to the sale and other liabilities.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

For the Three Months Ended March 31, 2003 and 2002

PART I-FINANCIAL INFORMATION

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred related to the Partnership's policies, procedures, controls or risk profile.

Item 4. DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Partnership evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was performed under the supervision and with the participation of management, including the President of the General Partner of the Partnership ("President") and the Vice President of the General Partner of the Partnership ("Vice President").

Disclosure Controls are procedures designed to ensure that information required to be disclosed in the Partnership’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the SEC) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the President and the Vice President, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures designed to provide reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with generally accepted accounting principles.

The Partnership's management, including the President and the Vice President, does not expect that the Disclosure Controls or other Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The evaluation of the Partnership’s Disclosure Controls and Internal Controls included a review of the controls' objectives and design, the Partnership's implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the President and the Vice President, concerning controls effectiveness can be reported in the Partnership’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The Partnership’s Internal Controls are also evaluated by the independent auditors who evaluate them in connection with determining their auditing procedures related to their report on the annual financial statements and not to provide assurance on Internal Controls. The overall goals of these various evaluation activities are to monitor Disclosure Controls and Internal Controls, and to modify them as necessary. The Partnership intends to maintain the Disclosure Controls and the Internal Controls as dynamic systems that change as conditions warrant.

From the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Based upon the Controls Evaluation, the President and the Vice President have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to ensure that material information relating to Gulledge Realty Investors II, L.P. is made known to management, including the President and the Vice President, particularly during the period when the periodic reports are being prepared, and that the Internal Controls are effective to provide reasonable assurance that the financial statements are fairly presented in conformity with generally accepted accounting principles.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

For the Three Months Ended March 31, 2003 and 2002

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

(b) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULLEDGE REALTY INVESTORS II, L.P.

By: GULL-AGE Properties, Inc.
Managing General Partner

Date: May 13, 2003	By: /s/Douglas L. Kelly
Douglas L. Kelly
President, Secretary,
Treasurer and Director

CERTIFICATION

I, Douglas L. Kelly, certify that:

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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: May 13, 2003
/s/ Douglas L. Kelly
Douglas L. Kelly
President, Secretary,
Treasurer and Director

CERTIFICATION

I, Joseph G. Porter, certify that:

  I have reviewed this quarterly report on Form 10-Q of Gelledge Realty Investors II, L.P.;

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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: May 13, 2003
/s/ Joseph G. Porter
Joseph G. Porter
Vice President and Assistant Treasurer