Form 10-Q
period 2003-06-30
GULLEDGE REALTY INVESTORS II L P
filed 2003-08-13
CIK 739626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003	Commission file number 2-89185

GULLEDGE REALTY INVESTORS II, L.P.

State of Organization: VIRGINIA	I.R.S. Employer Identification No. 54-1191237

One North Jefferson Avenue
St. Louis, Missouri 63103

Registrant's telephone number, including area code: (314) 955-4188

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    No  X

GULLEDGE REALTY INVESTORS II, L.P.

(A Limited Partnership)

INDEX
		PAGE
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Balance Sheets	1

	Statements of Operations	2

	Statements of Changes in Partners' Deficit	3

	Statements of Cash Flows	4

	Notes to Financial Statements	5-9

	Item 2. Management's Discussion and Analaysis of Financial
	Condition and Results of Operations	10-11

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

	Item 4. Controls and Procedures	12-13

PART II.	OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	14

	SIGNATURES	15

Balance Sheets
(Unaudited)

	June 30,	December 31,
ASSETS	2003	2002

Cash and cash equivalents	$ 90,077	$ 71,610

Advances to Project Partnerships	909	20,203

Total Assets	$ 90,986	$ 91,813

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable	$ 19,859	$ 35,200

Payable to General Partner	964,335	908,460

Note payable and accrued interest payable (Note C)	3,748,034	3,740,364

Capital contributions payable	50,000	50,000

Total Liabilities	4,782,228	4,734,024

Partners' Deficit	(4,691,242)	(4,642,211)

Total Liabilities and Partners' Deficit	$ 90,986	$ 91,813

See Notes to Financial Statements.

Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenue:

Interest income	$ 222	$ 389	$ 409	$ 609

Distributions from zero-basis
Project Partnerships	--	399,314	237,076	399,314

Miscellaneous income	--	--	--	10,000

	222	399,703	237,485	409,923
Expenses:

Asset management fee	28,645	28,645	57,290	57,290

Professional fees	2,550	2,550	5,100	5,100

Consulting fees	11,000	11,000	22,000	22,000

Operating expenses	11,700	10,684	12,450	11,434

Interest expense (Note C)	95,362	78,060	189,676	155,589

	149,257	130,939	286,516	251,413

Net (loss)/income	$ (149,035)	$ 268,764	$ (49,031)	$ 158,510

Net (loss)/income per partnership unit	$ (13)	$ 23	$ (4)	$ 13

See Notes to Financial Statements.

Statements of Changes in Partners' Deficit
(Unaudited)

Six Months Ended June 30, 2003 and 2002

			Special
	Total	General	Limited	Limited

Balances at January 1, 2002	$(4,521,726)	$ (58,360)	$ (102,082)	$(4,361,284)

Net income for six months
ended June 30, 2002	158,510	1,744	3,012	153,754

Balances at June 30, 2002	$(4,363,216)	$ (56,616)	$ (99,070)	$(4,207,530)

Balances at January 1, 2003	$(4,642,211)	$ (59,686)	$ (104,371)	$(4,478,154)

Net loss for six months
ended June 30, 2003	(49,031)	(539)	(932)	(47,560)

Balances at June 30, 2003	$(4,691,242)	$ (60,225)	$ (105,303)	$(4,525,714)

See Notes to Financial Statements.

Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2003	2002
Cash Flows From Operating Activities:
Net (loss)/income	$(49,031)	$158,510
Adjustments to reconcile net loss to net cash from operating activities:
Distributions from zero-basis Project Partnerships	(237,076)	(399,314)
Changes in assets and liabilities:
Advances to Project Partnerships	19,294	(2,004)
Accounts payable	(15,341)	(28,600)
Escrow deposit	--	(10,000)
Payable to general partner	55,875	62,349
Accrued interest on note payable	7,670	(162,940)

Net Cash From Operating Activities	(218,609)	(381,999)

Cash Flows From Investing Activities -
Distributions from Project Partnerships	237,076	399,314

Cash Flows From Financing Activities -
Payment on Note Payable	--	(16,359)

Net Change in Cash and Cash Equivalents	18,467	956

Cash and Cash Equivalents Beginning of Period	71,610	76,545

Cash and Cash Equivalents End of Period	$ 90,077	$ 77,501

Additional cash flow information:
Interest payments	$ 182,006	$ 318,529

See Notes to Financial Statements.
NOTES TO FINANCIAL STATEMENTS Six Months Ended June 30, 2003 and 2002 (Unaudited)
Note A	Summary of Significant Accounting Policies
Partnership Organization

Gulledge Realty Investors II, L.P. (the "Partnership") is a limited partnership organized on December 1, 1983 under the laws of the Commonwealth of Virginia for the purpose of acquiring limited partner interests in real estate limited partnerships ("Project Partnerships"). At June 30, 2003, these Project Partnerships included Colony Place Associates, Ltd. ("Colony"), Country Oaks Apartments Limited Partnership ("Country Oaks") and Hawthorn Housing Limited Partnership ("Hawthorn"). The Project Partnerships previously included Olympic Housing Limited Partnership ("Olympic") which was sold in April 2003, Pine West, Ltd., ("Pine West") and Rancho Vista Associates ("Rancho Vista"), which limited partner interests were sold in 2001, and Florence Housing Associates ("Florence"), which assets were sold in 2000. Each of the remaining Project Partnerships is an operating real estate project which receives mortgage interest subsidies and/or rental assistance from the United States Department of Housing and Urban Development ("HUD") or Farmer's Home Administration. The Registrant commenced operations in March 1984. GULL-AGE Properties, Inc. ("GAP") is the general partner of the Partnership.

The Partnership owns 100% of the limited partner interests in the Project Partnerships, which represents 99.0%, 94.9% and 99.0% of the total ownership interests in Colony, Country Oaks and Hawthorn, respectively. GULL-AGE Realty Advisors, Inc., ("GARA") an entity related to GAP, is the General Partner or the agent for the General Partner or Special General Partner of Colony, Hawthorn and Country Oaks. GARA owns or controls through its agency agreement .10%, .01% and .10% of Colony, Hawthorn and Country Oaks, respectively. The remaining partnership interests of the Project Partnerships are owned by unrelated individuals or entities.

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

Financial Statements

The financial statements of Gulledge Realty Investors II, L.P. are prepared in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the three months ended June 30, 2003, are not necessarily indicative of the results for the year ending December 31, 2003. Where appropriate, prior periods' financial information has been reclassified to conform to the current-period presentation.

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

Recent Accounting Pronouncements

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 was issued to improve financial reporting by enterprises involved with variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership adopted the provisions of FIN 46 that apply to variable interest entities created after January 31, 2003, or variable interest entities in which an enterprise obtains an interest after that date. The adoption of these provisions did not require the partnership to consolidate any information related to variable interest entities. Although the Partnership has not finalized its analysis of the provisions of FIN 46 that apply to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the Partnership does not believe it will be required to consolidate any information related to variable interest entities it acquired prior to that date.

Note B	Investments in Project Partnerships

In April 2003, the Partnership sold the assets of Olympic. As part of the terms of the sale, the purchaser assumed the primary mortgage on Olympic and all of the operating liabilities. A reduced payoff was negotiated on a secondary note which was collateralized by the Partnership's ownership interest in Olympic. The Partnership did not receive a distribution from the sale as all proceeds were used to pay expenses related to the sale. As a result of the sale, partners of the Partnership will realize tax consequences including capital gains and ordinary income to the extent of the reduced payoff on the secondary note.

In the second quarter of 2003, the Partnership entered into an agreement, subject to regulatory approval, with a third-party purchaser to sell the assets of Hawthorn. Under the terms of the agreement, the purchaser will assume the primary mortgage and all of the operating liabilities of Hawthorn. The Partnership has also, as part of the agreement, negotiated a reduced payoff of the note payable and accrued interest, which is collateralized by the Partnership's interest in Hawthorn. Proceeds from the sale will be used to pay expenses of the sale, the note payable and accrued interest, and any remaining proceeds will be used to pay other liabilities of the Partnership. The Partnership does not anticipate the sale to generate sufficient proceeds to make a distribution to its partners. The Partnership is expecting the sale to close in 2003, but due to the necessity of HUD approval, the timing and ultimate close cannot be determined with certainty.

The Partnership is under negotiations with third-parties to sell Colony and Country Oaks. The ability to sell the Partnership's assets, i.e. the Project Partnerships, is limited by the overall market conditions in the geographic areas where the Projects operate and, potentially, the ability of the Projects to qualify for Low Income Housing Tax Credits. For Colony, for which the Partnership's ownership interest is pledged as collateral in connection with a promissory note, the Partnership must also consider the outstanding balance of the note and may have to negotiate a reduced payoff on the note.

Note C	Note Payable and Accrued Interest Payable

The promissory note is collateralized by the Partnership's interest in Hawthorn. Principal and interest are only payable from surplus cash received by the Partnership from Hawthorn. The Partnership is not required to make any payments from surplus cash it receives from other projects. The promissory note plus accrued interest bear simple interest at a rate of 11%. The note bore simple interest at a rate of 9% until the note became due on June 30, 2002, at which time, the interest rate increased to 11%. The note is currently in default and as a result, the Partnership's ownership interest in Hawthorn may revert to the noteholder.

The noteholder has not notified the Partnership of a demand for payment or a claim on the collateral. Under the terms of the promissory note, the Partnership pays an annual consulting fee of $19,000 to GAP and $25,000 to the noteholder. The consulting fees are only payable out of distributions from Hawthorn.

The Partnership's ownership interest in Colony is pledged as collateral in connection with a promissory note issued by Colony. The Colony promissory note was due June 30, 1997 and had been extended to November 30, 1999, while the General Partner attempted to locate a buyer. A buyer was not located before November 30, 1999. This note is currently in default. Therefore, the Colony noteholder may demand payment and Colony may revert to its noteholder. The Colony noteholder has not notified the Partnership of a demand for payment or a claim on the collateral.

Notwithstanding the balances owed on the defaulted notes, none of the Project Partnerships are experiencing significant operating cash flow deficiencies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the Six Months Ended June 30, 2003 and 2002

Gulledge Realty Investors II, L.P. (the "Partnership") is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). Part of the original objective of the Partnership was to generate tax losses for investors. However, due to changes in the tax regulations, there are restrictions on the use of these losses. The Partnership is in the process of selling the remaining Project Partnerships in order to liquidate its assets and dissolve. The Partnership's investments in the Project Partnerships are recorded using the equity method of accounting (see Note A to Financial Statements).

Net loss for the three months ended June 30, 2003, was $149,035, compared to net income of $268,764 for the same period a year ago. The decrease in net income was mainly due to a decrease in distributions from zero-basis project partnerships and an increase in interest expense. The decrease in distributions from zero-basis Project Partnerships was lower due to the timing of the receipt of the distribution from Hawthorn, which was received in the first quarter of the current fiscal year and in the second quarter of the previous year. The increase in interest expense was due to a two percent increase in the interest rate on the note payable beginning on July 1, 2002.

Net loss for the six months ended June 30, 2003, was $49,031, compared to net income of $158,510 for the same period a year ago. Revenues of $237,485 in 2003 compared to $409,923 in 2002 were lower due to decreases in distributions from zero-basis Project Partnerships and miscellaneous income. Expenses increased to $286,516 compared to $251,413 in 2002 mainly due to an increase in interest expense.

Distributions from zero-basis Project Partnerships were lower due to a $166,178 decrease in distributions from Hawthorn, partially offset by a $3,940 increase in distributions from Country Oaks. Distributions from Hawthorn were lower mainly due to an increase in vacancies at the project. The decrease in miscellaneous income was the result of a prospective buyer for Colony terminating the sale contract and forfeiting a deposit to the Partnership during 2002. The increase in interest expense on the note payable was a result of a two percent increase in the interest rate beginning on July 1, 2002.

In April 2003, the Partnership sold the assets of Olympic and as part of the terms of the sale, the purchaser assumed the primary mortgage and all of the operating liabilities. A reduced payoff was negotiated on a secondary note which was collateralized by the Partnership's ownership interest in Olympic. The Partnership did not receive a distribution from the sale as all proceeds were used to pay expenses related to the sale.

The Partnership is liable for a promissory note that bears simple interest at a rate of 11 percent and is collateralized by the Partnership's ownership interest in Hawthorn. Principal and interest payable totaled $3,748,034 at June 30, 2003. Principal and interest are only payable from distributions received from Hawthorn. The Partnership is not required to use distributions from other Project Partnerships to make payments on this promissory note. The promissory note and accrued interest was due on June 30, 2002 and is currently in default. As a result, the Partnership's ownership interest in Hawthorn may revert to the noteholder (see Note C to Financial Statements). The noteholder has not notified the Partnership of a demand for payment or a claim on the collateral.

In the second quarter of 2003, the Partnership entered into an agreement, subject to regulatory approval, with a third-party purchaser to sell the assets of Hawthorn. Under the terms of the agreement, the purchaser will assume the primary mortgage and all of the operating liabilities of Hawthorn. The Partnership, as part of the agreement, negotiated a reduced payoff of the note payable and accrued interest, which is collateralized by the Partnership's interest in Hawthorn. Proceeds from the sale will be used to pay expenses of the sale and liabilities of the Partnership, including the note payable and accrued interest. The Partnership does not anticipate the sale to generate sufficient proceeds to make a distribution to its partners. The Partnership is expecting the sale to close in 2003, but due to the necessity of HUD approval, the timing and ultimate close cannot be determined with certainty.

The Partnership's ownership interest in Colony is pledged as collateral in connection with a promissory note issued by Colony.

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

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

For the Six Months Ended June 30, 2003 and 2002

PART I-FINANCIAL INFORMATION

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No material changes have occurred related to the Partnership's policies, procedures, controls or risk profile.
Item 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls). This evaluation (the Controls Evaluation) was performed under the supervision and with the participation of management, including the President of the General Partner of the Partnership ("President") and the Vice President of the General Partner of the Partnership ("Vice President").

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

The evaluation of the Partnership’s Disclosure Controls included a review of the controls' objectives and design, the Partnership's implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the President and the Vice President, concerning controls effectiveness can be reported in the Partnership’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The Partnership’s internal controls are also evaluated by the independent auditors who evaluate them in connection with determining their auditing procedures related to their report on the annual financial statements and not to provide assurance on internal controls. The overall goals of these various evaluation activities are to monitor Disclosure Controls and internal controls, and to modify them as necessary. The Partnership intends to maintain the Disclosure Controls and the internal controls as dynamic systems that change as conditions warrant.

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

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

For the Six Months Ended June 30, 2003 and 2002

PART II-OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99(i)     President, Secretary, Treasurer and Director Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(ii)     Vice President and Assistant Treasurer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(iii)     President, Secretary, Treasurer and Director Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

99(iv)     Vice President and Assistant Treasurer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULLEDGE REALTY INVESTORS II, L.P.

By: GULL-AGE Properties, Inc.
Managing General Partner

Date: August 13, 2003	By: /s/ Douglas L. Kelly _______
Douglas L. Kelly
President, Secretary, Treasurer,
and Director