Form 10-Q
period 2003-09-30
GULLEDGE REALTY INVESTORS II L P
filed 2003-11-13
CIK 739626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003	Commission file number 2-89185

GULLEDGE REALTY INVESTORS II, L.P.

State of Organization: VIRGINIA	I.R.S. Employer Identification No. 54-1191237

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

GULLEDGE REALTY INVESTORS II, L.P.

(A Limited Partnership)

INDEX
		PAGE
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Balance Sheets	1

	Statements of Operations	2

	Statements of Changes in Partners' Deficit	3

	Statements of Cash Flows	4

	Notes to Financial Statements	5-9

	Item 2. Management's Discussion and Analaysis of Financial
	Condition and Results of Operations	10-12

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4. Controls and Procedures	13-14

PART II.	OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	15

	SIGNATURES	16

Balance Sheets
(Unaudited)

	September 30,	December 31,
ASSETS	2003	2002

Cash and cash equivalents	$ 90,271	$ 71,610

Advances to Project Partnerships	4,792	20,203

Total Assets	$ 95,063	$ 91,813

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable	$ 28,650	$ 35,200

Payable to General Partner	1,007,118	908,460

Note payable and accrued interest payable (Note C)	3,844,444	3,740,364

Capital contributions payable	50,000	50,000

Total Liabilities	4,930,212	4,734,024

Partners' Deficit	(4,835,149)	(4,642,211)

Total Liabilities and Partners' Deficit	$ 95,063	$ 91,813

See Notes to Financial Statements.

Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenue:

Interest income	$ 193	$ 279	$ 603	$ 887

Distributions from zero-basis
Project Partnerships	--	--	237,076	399,314

Miscellaneous income	--	--	--	10,000

	193	279	237,679	410,201
Expenses:

Asset management fee	28,645	28,645	85,935	85,935

Professional fees	2,550	2,550	7,650	7,650

Consulting fees	11,000	11,000	33,000	33,000

Operating expenses	5,042	830	17,946	12,264

Interest expense (Note C)	96,410	96,410	286,086	251,999

	143,647	139,435	430,617	390,848

Net (loss)/income	$ (143,454)	$ (139,156)	$ (192,938)	$ 19,353

Net (loss)/income per partnership unit	$ (12)	$ (12)	$ (16)	$ 2

See Notes to Financial Statements.

Statements of Changes in Partners' Deficit
(Unaudited)

Nine Months Ended September 30, 2003 and 2002

			Special
	Total	General	Limited	Limited

Balances at January 1, 2002	$(4,521,726)	$ (58,360)	$ (102,082)	$(4,361,284)

Net income for nine months
ended September 30, 2002	19,353	213	368	18,772

Balances at September 30, 2002	$(4,502,373)	$ (58,147)	$ (101,714)	$(4,342,512)

Balances at January 1, 2003	$(4,642,211)	$ (59,686)	$ (104,371)	$(4,478,154)

Net loss for nine months
ended September 30, 2003	(192,938)	(2,122)	(3,666)	(187,150)

Balances at September 30, 2003	$(4,835,149)	$ (61,808)	$ (108,037)	$(4,665,304)

See Notes to Financial Statements.

Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002
Cash Flows From Operating Activities:
Net (loss)/income	$(192,938)	$19,353
Adjustments to reconcile net loss to net cash from operating activities:
Distributions from zero-basis Project Partnerships	(237,076)	(399,314)
Changes in assets and liabilities:
Advances to Project Partnerships	15,411	(2,391)
Accounts payable	(6,550)	(6,550)
Escrow deposit	--	(10,000)
Payable to general partner	98,658	83,711
Accrued interest on note payable	104,080	(66,530)

Net Cash From Operating Activities	(218,415)	(381,721)

Cash Flows From Investing Activities -
Distributions from Project Partnerships	237,076	399,314

Cash Flows From Financing Activities -
Payment on Note Payable	--	(16,359)

Net Change in Cash and Cash Equivalents	18,661	1,234

Cash and Cash Equivalents Beginning of Period	71,610	76,545

Cash and Cash Equivalents End of Period	$ 90,271	$ 77,779

Additional cash flow information:
Interest payments	$ 182,006	$ 318,529

See Notes to Financial Statements.
NOTES TO FINANCIAL STATEMENTS Nine Months Ended September 30, 2003 and 2002 (Unaudited)
Note A	Summary of Significant Accounting Policies
Partnership Organization

Gulledge Realty Investors II (the "Partnership") is a limited partnership organized on December 1, 1983 under the laws of the Commonwealth of Virginia for the purpose of acquiring limited partner interests in real estate limited partnerships ("Project Partnerships"). At September 30, 2003, these Project Partnerships included Colony Place Associates, Ltd. ("Colony"), Country Oaks Apartments Limited Partnership ("Country Oaks") and Hawthorn Housing Limited Partnership ("Hawthorn"). The Project Partnerships previously included Olympic Housing Limited Partnership ("Olympic") which assets were sold in April 2003, Pine West, Ltd., ("Pine West") and Rancho Vista Associates ("Rancho Vista"), which limited partner interests were sold in 2001, and Florence Housing Associates ("Florence"), which assets were sold in 2000. Each of the remaining Project Partnerships is an operating real estate project which receives mortgage interest subsidies and/or rental assistance from the United States Department of Housing and Urban Development ("HUD") or Farmer's Home Administration. The Registrant commenced operations in March 1984. GULL-AGE Properties, Inc. ("GAP") is the general partner of the Partnership.

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

Financial Statements

The financial statements of Gulledge Realty Investors II, L.P. are prepared in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been reflected. All such adjustments consist of normal recurring accruals unless otherwise disclosed in these interim financial statements. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results for the year ending December 31, 2003. Where appropriate, prior periods' financial information has been reclassified to conform to the current-period presentation.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Partnership with respect to interests in variable interest entities obtained after that date and was effective for the interim period ending September 30, 2003, with respect to interests in variable interest entities existing prior to February 1, 2003. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6, which extends the effective date of FIN 46 to the period ending December 31, 2003 for interests in variable interest entities existing prior to February 1, 2003. Although the Partnership has not completed its analysis of FIN 46 for interests in variable interest entities existing prior to February 1, 2003, and in anticipation of disposing of all of the Project Partnerships by year end, the Partnership currently does not believe it will be required to consolidate any material interests in variable interest entities.

Note B	Investments in Project Partnerships

In April 2003, the Partnership sold the assets of Olympic. As part of the terms of the sale, the purchaser assumed the primary mortgage on Olympic and all of the operating liabilities. A reduced payoff was negotiated on a secondary note which was collateralized by the Partnership's ownership interest in Olympic. The Partnership did not receive a distribution from the sale as all proceeds were used to pay expenses related to the sale. As a result of the sale, partners of the Partnership will realize tax consequences including capital gains and ordinary income to the extent of the reduced payoff on the secondary note in the approximate amount of $8,600,000.

In the second quarter of 2003, the Partnership entered into an agreement, subject to HUD approval, with a third-party purchaser to sell the assets of Hawthorn. Under the terms of the agreement, the purchaser will assume the primary mortgage and all of the operating liabilities of Hawthorn. The Partnership has also, as part of the agreement, negotiated a reduced payoff of the note payable and accrued interest, which is collateralized by the Partnership's interest in Hawthorn. Proceeds from the sale will be used to pay expenses of the sale and approximately $3,300,000 of the note payable. The limited partners of the Partnership will realize debt forgiveness to the extent of the unpaid portion of the note payable and the related accrued interest. The Partnership does not anticipate the sale to generate sufficient proceeds to make a distribution to its partners. The Partnership is expecting the sale to close in 2003, but due to the necessity of HUD approval, the timing and ultimate close cannot be determined with certainty.

The Partnership is under negotiations with a third-party to sell Colony . The ability to sell the Partnership's assets, i.e. the Project Partnership, is limited by the overall market conditions in the geographic area where the Project operates and, potentially, the ability of the Project to qualify for Low Income Housing Tax Credits. The Partnership's ownership interest is pledged as collateral in connection with a promissory note. Therefore, the Partnership must also consider the outstanding balance of the note and may have to negotiate a reduced payoff on the note.

The Partnership intends to sell its partnership interests in Country Oaks to GARA or GAP. The purchase price of the interests will be based on the expected future cash distributions from Country Oaks. The Partnership believes the anticipated sale price is comparable to an amount that would be obtained in a sale to an unrelated third party. The proceeds from the sale will be used to make a payment on the amount owed to the General Partner. The Partnership is expecting the sale to close in the fourth quarter of 2003.

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

The Partnership's ownership interest in Colony is pledged as collateral in connection with a promissory note issued by Colony. The Colony promissory note was due June 30, 1997 and had been extended to November 30, 1999. This note is currently in default. Therefore, the Colony noteholder may demand payment and Colony may revert to its noteholder. The Colony noteholder has not notified the Partnership of a demand for payment or a claim on the collateral.

Notwithstanding the balances owed on the defaulted notes, none of the Project Partnerships are experiencing significant operating cash flow deficiencies.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS For the NineMonths Ended September 30, 2003 and 2002

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

Net loss for the three months ended September 30, 2003, was $143,454, compared to net loss of $139,156 for the same period a year ago. The increase in net loss was mainly due to an increase in operating expense. The increase in operating expense was due to an increase in legal expenses associated with liquidating the Project Partnerships.

Net loss for the nine months ended September 30, 2003, was $192,938, compared to net income of $19,353 for the same period a year ago. Revenues of $237,679 in 2003 compared to $410,201 in 2002 were lower due to decreases in distributions from zero-basis Project Partnerships and miscellaneous income. Expenses increased to $430,617 in 2003 compared to $390,848 in 2002 mainly due to an increase in interest expense.

Distributions from zero-basis Project Partnerships for the nine months ended September 30, 2003 were lower due to a $166,178 decrease in distributions from Hawthorn, partially offset by a $3,940 increase in distributions from Country Oaks. Distributions from Hawthorn were lower mainly due to an increase in vacancies at the project. The decrease in miscellaneous income was the result of a prospective buyer for Colony terminating the sale contract and forfeiting a deposit to the Partnership during 2002. The increase in interest expense on the note payable was a result of a two percent increase in the interest rate beginning on July 1, 2002.

In April 2003, the Partnership sold the assets of Olympic and as part of the terms of the sale, the purchaser assumed the primary mortgage and all of the operating liabilities. A reduced payoff was negotiated on a secondary note which was collateralized by the Partnership's ownership interest in Olympic. The Partnership did not receive a distribution from the sale as all proceeds were used to pay expenses related to the sale. As a result of the sale, partners of the Partnership will realize tax consequences including capital gains and ordinary income to the extent of the reduced payoff on the secondary note in the approximate amount of $8,600,000.

The Partnership is liable for a promissory note that bears simple interest at a rate of 11 percent and is collateralized by the Partnership's ownership interest in Hawthorn. Principal and interest payable totaled $3,844,444 at September 30, 2003. Principal and interest are only payable from distributions received from Hawthorn. The Partnership is not required to use distributions from other Project Partnerships to make payments on this promissory note. The promissory note and accrued interest was due on June 30, 2002 and is currently in default. As a result, the Partnership's ownership interest in Hawthorn may revert to the noteholder (see Note C to Financial Statements). The noteholder has not notified the Partnership of a demand for payment or a claim on the collateral.

In the second quarter of 2003, the Partnership entered into an agreement, subject to HUD approval, with a third-party purchaser to sell the assets of Hawthorn. Under the terms of the agreement, the purchaser will assume the primary mortgage and all of the operating liabilities of Hawthorn. The Partnership, as part of the agreement, negotiated a reduced payoff of the note payable and accrued interest, which is collateralized by the Partnership's interest in Hawthorn. Proceeds from the sale will be used to pay expenses of the sale and approximately $3,300,000 of the note payable. The limited partners of the Partnership will realize debt forgiveness to the extent of the unpaid portion of the note payable and the related accrued interest. The Partnership does not anticipate the sale to generate sufficient proceeds to make a distribution to its partners. The Partnership is expecting the sale to close in 2003, but due to the necessity of HUD approval, the timing and ultimate close cannot be determined with certainty. As a result of the sale, partners of the Partnership will realize tax consequences including capital gains.

The Partnership's ownership interest in Colony is pledged as collateral in connection with a promissory note issued by Colony. The Colony promissory note was due June 30, 1997 and had been extended to November 30, 1999. This note is currently in default. Therefore, the Colony noteholder may demand payment and Colony may revert to its noteholder. The Colony noteholder has not notified the Partnership of a demand for payment or a claim on the collateral.

The Partnership is under negotiations with a third-party to sell Colony . The ability to sell the Partnership's assets, i.e. the Project Partnership, is limited by the overall market conditions in the geographic area where the Project operates and, potentially, the ability of the Project to qualify for Low Income Housing Tax Credits. The Partnership's ownership interest is pledged as collateral in connection with a promissory note. Therefore, the Partnership must also consider the outstanding balance of the note and may have to negotiate a reduced payoff on the note.

The Partnership intends to sell its partnership interests in Country Oaks to GARA or GAP. The purchase price of the interests will be based on the expected future cash distributions from Country Oaks. The Partnership believes the anticipated sale price is comparable to an amount that would be obtained in a sale to an unrelated third party. The proceeds from the sale will be used to make a payment on the amount owed to the General Partner. The Partnership is expecting the sale to close in the fourth quarter of 2003.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

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

Disclosure Controls are procedures designed to ensure that information required to be disclosed in the Partnership's reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the SEC) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the President and the Vice President, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures designed to provide reasonable assurance that (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with generally accepted accounting principles.

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

The evaluation of the Partnership's Disclosure Controls included a review of the controls' objectives and design, the Partnership's implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the President and the Vice President, concerning controls effectiveness can be reported in the Partnership's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The Partnership's internal controls are also evaluated by the independent auditors who evaluate them in connection with determining their auditing procedures related to their report on the annual financial statements and not to provide assurance on internal controls. The overall goals of these various evaluation activities are to monitor Disclosure Controls and internal controls, and to modify them as necessary. The Partnership intends to maintain the Disclosure Controls and the internal controls as dynamic systems that change as conditions warrant.

There were no changes during the period covered by this report in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Based upon the Controls Evaluation, the President and the Vice President have concluded that, subject to the limitations noted above, the Disclosure Controls were effective as of the end of the period covered by this report.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

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

(b)	Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULLEDGE REALTY INVESTORS II, L.P.

By: GULL-AGE Properties, Inc.
Managing General Partner

Date: November13, 2003	By: /s/ Douglas L. Kelly _______
Douglas L. Kelly
President, Secretary, Treasurer,
and Director