Form 10-K
period 2003-12-31
GULLEDGE REALTY INVESTORS II L P
filed 2004-03-29
CIK 739626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)

X    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    No  X

Documents Incorporated by Reference:

1.	Registration Statement (No. 2-89185) of Registrant effective April 30, 1984 (the "Registration Statement").
2.	Prospectus of Registrant dated April 30, 1984 (the "Prospectus").
3.	Supplement No. 1 dated October 8, 1984 to Prospectus.
4.	Supplement No. 2 dated February 6, 1985 to Prospectus.
5.	Supplement No. 3 dated April 18, 1985 to Prospectus.

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant's Common Equity and Related Security Holder Matters

Item 6.	Selected Financial Data

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Disclosure Controls and Procedures

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8K

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

        The Registrant is attempting to sell its assets and liquidate. Though the Registrant's current investment balance in these Project Partnerships is zero, the impact on future operations could be significant as distributions from Project Partnerships are the primary source of revenue for the Registrant. Proceeds, if any, from the sale of the Project Partnerships will be used to pay Registrant liabilities. The Registrant does not anticipate the sales to generate sufficient proceeds to make a distribution to partners. Any sale of the assets will cause capital gains to be passed through to partners as a result of negative tax basis in each of the investments from the accumulation of previous years' losses. The partners will also realize ordinary income to the extent liabilities are not satisfied by the sales proceeds.

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

        As of December 31, 2003, the Registrant has investments in Project Partnerships which own the Projects listed below:

		Year	Housing	Original	Offering	Acquisition	Government
	PROJECT	Completed	Units	Mortgages	Proceeds	Fees	Programs

1.	Hawthorn Ridge Apts. Woodbridge, IL	1977	176	$ 4,196,243	$1,836,000	$164,700	HUD Section 223(F)

2.	Colony Place Apts. Fayetteville, NC	1970	100	$ 1,744,265	$ 598,750	$ 53,950	HUD Sections 8 and 236
			______	__________	_________	________
			276	$5,940,508	$2,434,750	$218,650

        Although each Project must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally-financed dwelling units.

        The Project Partnerships previously included Olympic Village Apts., which assets were sold in 2003, Country Oaks Apts., which limited partner interests were sold in 2003 and Pine West Ltd. and Rancho Vista Associates, which limited partner interests were sold in 2001.

Item 2.        Properties.

        Other than its interests in the Project Partnerships, the Registrant does not own any property. The General Partner believes that the Projects described below are all in satisfactory physical condition.

	Average Effective Occupancy Per Unit		Average Monthly Rental Per Unit

Project	2003	2002	2003	2002

Hawthorn Ridge Apts.	83%	97%	$872	$838

Colony Place Apts.	89%	92%	$376	$338

Item 3.        Legal Proceedings.

        The Registrant is not currently subject to any pending material legal proceeding.

Item 4.        Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders.

PART II

Item 5.        Market for the Registrant's Common Equity and Related Security Holder Matters.

        As of December 31, 2003, the number of holders of units was 998.

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

Item 6.        Selected Financial Data.

	Year Ended December 31,
	2003	2002	2001	2000	1999

Revenue and equity in Project Partnerships' Operations	$ 313,858	$ 410,492	$ 162,241	$ 200,007	$ 582,499

Expenses	(584,362)	(530,977)	(492,210)	(509,105)	(498,059)

Net (Loss)/Income	$ (270,504)	$(120,485)	$ (329,969)	$(309,098)	$ 84,440

Investment in Project Partnerships	$ -	$ -	$ -	$ 254,246	$ 487,199

Total Assets	$ 65,179	$ 91,813	$ 94,197	$ 296,286	$ 511,571

Net (Loss)/Income per partnership unit	$ (23)	$ (10)	$ (28)	$ (26)	$ 7

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

        The Registrant is attempting to sell its assets and liquidate the Partnership. The ability to sell the Registrant's assets, i.e. the Project Partnerships, is limited by the overall market conditions in the geographic areas where the Projects operate and, potentially, by the ability of the Projects to qualify for Low Income Housing Tax Credits. For those Project Partnerships for which the Registrant's ownership interest is pledged as collateral in connection with promissory notes, the Registrant must also consider the outstanding balances of the notes and in some cases negotiate a reduced payoff on the notes. The sale of the assets will cause capital gains to be passed through to its partners as a result of negative tax basis in each of the investments from the accumulation of previous years' losses. The partners will also realize ordinary income to the extent liabilities are not satisfied by sales proceeds.

        The accounting for an investment in a Project Partnership involves increasing and decreasing the Registrant's investment in each Project Partnership by the Registrant's share of the Project Partnership's income and loss, respectively. If losses accumulate greater than gains plus capital contributions and less distributions to date, the investment is reduced until that investment reaches zero. Losses incurred by a Project Partnership subsequent to the Registrant's investment reaching zero are not reflected in the Registrant's financial statements until such time as the Project Partnership reports net income. Losses reported from the Project Partnerships are primarily the result of depreciation expense and interest expense incurred on non-recourse government backed debt and sole-recourse secondary financing loans. These losses, in and of themselves, do not accurately portray the surplus cash or excess cash (as defined by the United States Department of Housing and Urban Development ("HUD")) generating potential of the projects, such surplus cash being available for distribution to the partners of the Project Partnerships. The Registrant treats distributions as income, if the investment in the Project Partnership is zero, or as a return or withdrawal of capital invested in the Project Partnership, if the investment is above zero.

Results of Operations

        The net loss for 2003 was $270,504 compared to net loss of $120,485 for 2002 and net loss for 2001 of $329,969 (see Items 6 and 15(a)1) due to the changes in revenues and expenses noted below.

        Distributions from zero-basis Project Partnerships were $237,076 in 2003 compared to $399,314 in 2002 and $96,370 in 2001. The decrease in distributions from zero-basis Project Partnerships in 2003 as compared to 2002 was mainly the result of a decrease in occupancy for Hawthorn. The increase in distributions from zero-basis Project Partnerships in 2002 as compared to 2001 was mainly the result of the accounting treatment of distributions from limited liability partnerships under the equity method (see Note A to the Financial Statements). In 2003 and 2002, the Registrant received distributions of $233,136 and $399,314, respectively, from Hawthorn which were recognized as distributions from zero-basis Project Partnerships. In 2001, the Registrant recognized only $86,912 of its $373,481 distribution received from Hawthorn as distributions from zero-basis Project Partnerships as it first reduced its $286,570 investment balance in Hawthorn to zero.

        Equity in income of Project Partnerships was $0 in 2003 and 2002 as compared to $32,323 in 2001. The decrease in equity in income of Project Partnerships in 2002 was also due to the accounting treatment of investments in limited liability partnerships under the equity method. In 2003 and 2002, the Registrant did not recognize equity in income of Project Partnerships from Hawthorn, because Hawthorn's operating results along with distributions did not result in a write up of the investment value above its beginning balance of zero. In 2001, the beginning investment balance in Hawthorn was above zero. The Registrant recognized $32,323 as equity in income of Project Partnerships, which represented its pro-rata share of the earnings of Hawthorn prior to receipt of a distribution. The distribution reduced the investment balance to zero and the remaining amount was recognized as distributions from zero-basis project partnerships as explained above. Subsequent to receipt of the distribution and reduction of the investment balance to zero, equity income in Hawthorn was no longer recognized.

        The gain on sale of Project Partnerships of $76,000 in 2003 was due to the sale of the limited partner interests of Country Oaks. The limited partnership interests in Country Oaks were sold to GULL-AGE Properties, Inc. ("GAP"). The proceeds from the sale of $26,000 were used to make a payment on the amount owed to the General Partner. The remaining gain of $50,000 was due to the write-off of a contribution payable to Country Oaks. The partners of the Partnership will recognize capital gains on the sale of approximately $834,000. The gain on sale of Project Partnerships of $31,867 in 2001 was due to the sale of the limited partner interests of Rancho Vista Associates and Pine West, Ltd.

        In April 2003, the Partnership sold the assets of Olympic. As part of the terms of the sale, the purchaser assumed the primary mortgage on Olympic and all of the operating liabilities. A reduced payoff was negotiated on a secondary note which was collateralized by the Partnership's ownership interest in Olympic. The Partnership did not receive a distribution from the sale as all proceeds were used to pay expenses related to the sale. The Partnership did not recognize a gain or loss on the sale in the Statement of Operations as no proceeds were received and the Partnership had a zero basis in Olympic. As a result of the sale, partners of the Partnership will realize tax consequences including capital gains of approximately $3,500,000 and ordinary income to the extent of the reduced payoff on the secondary note in the approximate amount of $8,400,000.

        The decrease in miscellaneous income in 2003 compared to 2002 was due to a $10,000 deposit received in 2002 under the terms of a contract for the sale of Colony. The prospective buyer exercised its right under the sales contract to terminate the sale, forfeiting the deposit to the Registrant.

        Interest expense increased in 2003 and 2002, compared to 2001 as the result of a 2 percent increase in the interest rate on the note payable that became effective July 1, 2002.

        Professional fees increased in 2003 compared to 2002 as a result of an increase in audit fees.

        Operating expenses in 2003 compared to 2002 increased as the result of state taxes paid on behalf of two of the Project Partnerships and legal fees being incurred in connection with the disposition of the Project Partnerships. Operating expenses increased in 2002 compared to 2001 due to state taxes being paid on behalf of two of the Project Partnerships.

Liquidity and Capital Resources

        The Registrant is liable for a promissory note that bears simple interest at a rate of 11 percent and is collateralized by the Registrant's ownership interest in Hawthorn. Principal and interest payable totaled $3,940,854 at December 31, 2003. Principal and interest can only be paid from distributions received from Hawthorn. The Registrant is not required to use distributions from other Project Partnerships to make payments on this promissory note. The promissory note along with accrued interest was due on June 30, 2002 and is currently in default. As a result, the Registrant's ownership interest in Hawthorn may revert to the noteholder (see Note E to Financial Statements). The noteholder has not notified the Registrant of a demand for payment or a claim on the collateral.

        In January of 2004, the Registrant sold the assets of Hawthorn. The Registrant recognized a gain on the sale of $3,401,551. Under the terms of the sale, the purchaser assumed the primary mortgage and all of the operating liabilities of Hawthorn. Proceeds of $3,301,551 from the sale were used to make a partial payment on the note payable which was collateralized by the Partnership's limited partner interests in Hawthorn. The remaining proceeds of $100,000 were used to pay Partnership liabilities owed to the general partner per the partnership agreement. The remaining balance of the note payable, including accrued interest to the date of the sale, of $597,363 was forgiven as part of the terms of a negotiated reduced payoff entered into prior to the sale.

        As a result of the sale of the assets of Hawthorn, capital gains of approximately $6,100,000 and ordinary income, to the extent of the debt forgiveness on the note payable, will be allocated to the partners based on the terms of the partnership agreement.

        The Registrant's ownership interest in Colony is pledged as collateral in connection with a promissory note issued by Colony. The Colony promissory note was due June 30, 1997 and had been extended to November 30, 1999, while the General Partner attempted to locate a buyer. A buyer was not located before November 30, 1999. This note is currently in default. Therefore, the Colony noteholder may demand payment and Colony may revert to its noteholder. In 2003, the Registrant entered into an agreement, subject to HUD approval, with a third-party purchaser to sell the limited partner interest in Colony. Under the terms of the agreement, the purchaser will acquire all of the assets as well as assume all of the liabilities of Colony, including the primary mortgage and operating liabilities, except for the secondary note. Immediately prior to the sale, $225,000 of proceeds will be used to make a negotiated reduced payoff on the secondary note, and approximately $10,000 will be used to pay expenses of the sale.

        The partners will be allocated capital gains of approximately $583,000 as a result of the gain on the sale of the limited partner interests in Colony, and ordinary income of approximately $756,000, resulting from the debt forgiveness on the promissory note, based on the terms of the partnership agreement.

        Due to the sales of Hawthorn and Country Oaks, the Partnership will no longer have a reliable source of operating cash, as Colony, its sole remaining project partnership, has not made a significant distribution to the Partnership since its purchase. Additionally, the sale of Colony is not expected to provide any proceeds to the Partnership. Also, as a result of the sale of Hawthorn, the Partnership will have no future obligations under the note payable agreement including the interest payments and annual consulting fees of $19,000 to GAP and $25,000 to the noteholder. Given the aforementioned sales and the pending sale of Colony, the Partnership will have limited operations going forward. Accordingly, the Partnership will not have sufficient cash to pay the liability to the General Partner, of approximately $997,000. To the extent existing cash balances are not sufficient, the Partnership will be unable to pay the liability to the General Partner and the partners will realize ordinary income to the extent of debt forgiveness. When the Partnership receives regulatory approval from HUD for its sale of Colony, the Partnership will dissolve. Since the ultimate dissolution is subject to the final sale of Colony, which is contingent upon HUD approval, no adjustments have been made to the accompanying financial statements to reflect the potential impact of liquidation.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, " Consolidated Financial Stements," which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003 for the Partnership with respect to interests in variable interest entities obtained after that date. With respect to interests in variable interest entities existing prior to February 1, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), which extends the effective date of FIN 46 to the interim period ending March 31, 2004. The Partnership currently does not believe it will be required to consolidate any material interests in variable interest entities.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

        The Partnership is exposed to interest rate risk related to changes in fair value on its fixed rate debt. As of December 31, 2003, the partnership had $3,940,854 of principal and accrued interest on a fixed rate note bearing interest at 11% (See Note E to the Financial statements).

Item 8.        Financial Statements and Supplementary Data.

        Financial statements of the Registrant are filed herewith (See Item 15(a)1). The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9.       Changes in and Disagreements with Accountants on Accounting and  Financial Disclosure.

        None.

Item 9A.        Disclosure Controls and Procedures.

        The management of the General Partner including Mr. Douglas L. Kelly as President and Mr. Joseph G. Porter as Vice President have evaluated the Registrant's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Registrant's disclosure controls and procedures, it was determined that such controls and procedures were effective as of December 31, 2003.

        Further, there were no significant changes in the internal controls over financial reporting or in other factors that could significantly affect these controls after December 31, 2003.

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

        Douglas L. Kelly, age 55, is President, Secretary and Treasurer of the General Partner. Mr. Kelly succeeded Robert L. Proost who retired March 1, 2001. Mr. Kelly joined A.G. Edwards & Sons, Inc. on January 1, 1994 and serves as Director, Executive Vice President, Corporate Secretary, Director of Law and Compliance, Director of Administration and Chief Financial Officer.

        Robert J. Herleth, age 51, is a Vice President and Assistant Secretary of the General Partner. Mr. Herleth joined A.G. Edwards & Sons, Inc. in 1980. Since then he has specialized in the areas of real estate and finance. He is also Vice President of A.G.E. Realty Corp., the Special Limited Partner, which owns other real estate properties and interests.

        Joseph G. Porter, age 43, is a Vice President, Assistant Treasurer and Assistant Secretary of the General Partner. Mr. Porter manages the operations of the General Partner. Mr. Porter succeeded Eugene J. King who retired on February 28, 1999. Mr. Porter joined A.G. Edwards & Sons, Inc. in 1982 and serves as Senior Vice President, Assistant Director of Administration and Principal Accounting Officer.

        The General Partner does not have any standing audit, nominating or compensation committees.

Item 11.        Executive Compensation.

        Under the provisions of the Registrant's Limited Partnership Agreement, the General Partner is entitled to receive an asset management fee (an annual cumulative amount of $114,580) and a program management fee (an annual noncumulative amount up to $59,250). During 2003, $26,000 of asset management fees were paid versus $0 in 2002. The accumulated amount of these fees accrued but not paid to the General Partner at December 31, 2003 are $978,040 of asset management fees and $0 of program management fees. The ability to pay the program management fee is limited by payment of priority items as outlined in the Registrant's Limited Partnership Agreement.

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

        Please refer to Note D of the financial statements referenced under Item 15(a)1 for additional information.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        The General Partner owns a 1.1% interest in the Registrant and its affiliate, A.G.E. Realty Corporation, owns a 0.1% interest in the Partnership as Special Limited Partner. As of December 31, 2003, no person was known by the Registrant to be the beneficial owner of more than a 5% interest in the Partnership.

Item 13.        Certain Relationships and Related Transactions.

        An affiliate of Gull-AGE Properties, Inc., A.G.E. Realty Corporation holds a 0.1% interest in the Registrant as a Special Limited Partner.

        Please refer to Item 12 for additional information.

Item 14.        Principal Accounting Fees and Services.

        The Registrant has no Audit Committee of its own, but relies upon the officers and directors of the General Partner (Committee). The Committee has adopted a policy relating to engagement of the Registrant's independent auditors. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, Deloitte & Touche LLP may be engaged to provide non-audit services as described herein. Prior to engagement, all services to be rendered by the independent auditors must be authorized by the Committee in accordance with pre-approval procedures which are defined in the policy. The pre-approval procedures require (i) the annual review and pre-approval by the Committee of all anticipated audit and non-audit services; and (ii) the quarterly pre-approval by the Committee of services, if any, not previously approved and the review of the status of previously approved services. The Committee may also approve certain on-going non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by the independent auditor were pre-approved.

        Individual Project Partnerships retain their own independent auditors. Project Partnership independent auditors are not included in the Committee's policy relating to the engagement of the Registrant's independent auditors.

        For the years ended December 31, 2003 and 2002, audit fees billed to the Registrant by Deloitte & Touche LLP were $15,000 and $10,200, respectively.

Audit Fees

        Audit Fees consist of fees for services necessary to perform the annual audit and review Securities and Exchange Commission filings.

PART IV

Item 15.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K
(a)		The following financial statements are included:

	1.	Financial Statements of the Registrant (filed herewith as Exhibit 1).

Independent Auditors' Report.

Balance Sheets as of December 31, 2003 and 2002.

Statements of Operations for the three years in the period ended December 31, 2003.

Statements of Changes in Partners' Deficit for the three years in the period ended December 31, 2003.

Statements of Cash Flows for the three years in the period ended December 31, 2003.

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

99 (iii) President, Secretary, Treasurer and Director Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99 (iv) Vice President and Assistant Treasurer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)		Reports on Form 8-K:

There were no reports filed on Form 8-K for the year ended December 31, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2004                                               GULLEDGE REALTY INVESTORS II
                                                                                            (Registrant)

                                                                        By:    Gull-AGE Properties, Inc.
                                                                                 (General Partner)

                                                                        By:    /s/Douglas L. Kelly
                                                                                 Douglas L. Kelly
                                                                                 President, Secretary,
                                                                                 Treasurer & Director

                                                                        By:    /s/Robert J. Herleth
                                                                                 Robert J. Herleth
                                                                                 Vice President & Assistant Secretary

                                                                        By:    /s/Joseph G. Porter
                                                                                 Joseph G. Porter
                                                                                 Vice President, Assistant Treasurer
                                                                                 & Assistant Secretary

GULLEDGE REALTY INVESTORS II

(A Virginia Limited Partnership)

FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2003

INDEPENDENT AUDITORS' REPORT

To the Partners of
Gulledge Realty Investors II:

We have audited the accompanying balance sheets of Gulledge Realty Investors II (a limited Partnership) (the "Partnership") as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Hawthorn Housing Limited Partnership, a majority owned Limited Partnership ("the Project Partnership"), the Partnership's investment in which is accounted for by use of the equity method. The Partnership's investment in the Project Partnership's net assets of $0 and $0 at December 31, 2003 and 2002, respectively, and its share of Project Partnership's net income of $0, $0 and $32,323 for each of the three years in the period ended December 31, 2003 are included in the accompanying financial statements. The financial statements of the Project Partnership were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such Project Partnership is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, such financial statements present fairly, in all material respects, the financial position of Gulledge Realty Investors II as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the financial statements, subject to regulatory approval from the United States Department of Housing and Urban Development, the Partnership is in the process of selling Colony Place Associates, Ltd. ("Colony") the sole remaining Project Partnership. Once approval is obtained and Colony is sold, the Partnership intends to liquidate its assets and liabilities and dissolve.

/s/Deloite & Touche

March 26, 2004

RBG&CO.

Independent Auditors' Report

S2100-020

To The Partners
Hawthorn Housing Limited Partnership

We have audited the accompanying balance sheet of Hawthorn Housing Limited Partnership, Project No. 071-11069, a limited partnership, as of December 31, 2003 and the related statements of profit and loss, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawthorn Housing Limited Partnership as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 29, 2004 on our consideration of Hawthorn Housing Limited Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on Pages 13 through 15) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Rubin, Brown, Gornstein & Co. LLP

January 29, 2004

                                    Rubin, Brown, Gornstein & Co. LLP                                                                     230 South Bemiston Avenue
                                    Certified Public Accountants/Business Consultants                                        St. Louis, MO 63105

                                    314/727-8150 TEL                                    www.rbgco.com                                   314/727-9195 FAX

GULLEDGE REALTY INVESTORS II
(A Virginia Limited Partnership)

Balance Sheets
	December 31,
Assets	2003	2002

Cash and cash equivalents	$ 57,640	$ 71,610
Advances to Project Partnerships	7,539	20,203

Total Assets	$ 65,179	$ 91,813

Liabilities and Partners' Deficit

Accounts payable	$ 40,000	$ 35,200
Payable to General Partner (Note D)	997,040	908,460
Capital contributions payable	-	50,000
Note Payable (Note E)	3,940,854	3,740,364

Total Liabilities	4,977,894	4,734,024

Partners' Deficit (Note B)	(4,912,715)	(4,642,211)

Total Liabilities and
Partners' Deficit	$ 65,179	$ 91,813

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II
(A Virginia Limited Partnership)

Statements of Operations
	Year Ended December 31,

	2003	2002	2001
Revenue and equity in
Project Partnerships' operations:

Interest	$ 782	$ 1,178	$ 1,681
Distributions from zero-basis
Project Partnerships	237,076	399,314	96,370
Equity in income of
Project Partnerships	-	-	32,323
Gain on sale of Project
Partnerships	76,000	-	31,867
Miscellaneous Income	-	10,000	-

	313,858	410,492	162,241

Expenses:

Asset management fee (Note D)	114,580	114,580	114,580
Interest expense	382,496	348,409	314,424
Professional fees	15,000	10,200	10,200
Consulting fees (Note E)	44,000	44,000	44,000
Operating expenses	28,286	13,788	9,006

	584,362	530,977	492,210

Net Loss	$ (270,504)	$ (120,485)	$ (329,969)

Net loss per partnership unit	$ (23)	$ (10)	$ (28)

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II
(A Virginia Limited Partnership)

Statements of Changes in Partners' Deficit

Three Years Ended December 31, 2003

			Special
	Total	General	Limited	Limited

Balances at January 1, 2001	$ (4,191,757)	$ (54,730)	$ (95,813)	$ (4,041,214)

Net loss for 2001	(329,969)	(3,630)	(6,269)	(320,070)

Balances at December 31, 2001	(4,521,726)	(58,360)	(102,082)	(4,361,284)

Net loss for 2002	(120,485)	(1,326)	(2,289)	(116,870)

Balances at December 31, 2002	(4,642,211)	(59,686)	(104,371)	(4,478,154)

Net loss for 2003	(270,504)	(2,975)	(5,140)	(262,389)

Balances at December 31, 2003	$ (4,912,715)	$ (62,661)	$(109,511)	$ (4,740,543)

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II
(A Virginia Limited Partnership)

Statements of Cash Flows

	Year Ended December 31,

	2003	2002	2001
Cash Flows From Operating Activities:
Net loss	$ (270,504)	$ (120,485)	$ (329,969)
Adjustments to reconcile net loss to
net cash from operating activities:
Provision for bad debts	-	-	600
Equity in income of Project Partnership	-	-	(32,323)
Distributions from zero-basis
Project Partnerships	(237,076)	(399,314)	(96,370)
Gain on sale of Project Partnerships	(76,000)	-	(31,867)
Change in assets and liabilities:
Advances to Project Partnerships	12,664	(2,551)	(11,501)
Escrow deposit	-	(10,000)	10,000
Accounts Payable	4,800	-	-
Payable to general partner	88,580	114,580	114,580
Accrued interest note payable	200,490	29,880	3,300

Net Cash From Operating Activities	(277,046)	(387,890)	(373,550)

Cash Flows From Investing Activities:
Proceeds from Sale of Project Partnerships	26,000	-	31,867
Distributions from all Project Partnerships	237,076	399,314	403,488

Net Cash From Investing Activities	263,076	399,314	435,355

Cash Flows From Financing Activities -
Payment on Note Payable	-	(16,359)	-

Net Change In Cash and Cash Equivalents	(13,970)	(4,935)	(61,805)

Cash and Cash Equivalents-Beginning of Year	71,610	76,545	14,740

Cash and Cash Equivalents-End of Year	$ 57,640	$ 71,610	$ 76,545

Additional Cash Flow Information:
Interest Payments	$ 182,006	$ 318,529	$ 311,124

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II
(A Virginia Limited Partnership)

Notes To Financial Statements
Three Years Ended December 31, 2003

Note A           Summary of Significant Accounting Policies

Partnership Organization

Gulledge Realty Investors II (the "Partnership") is a limited partnership organized on December 1, 1983 under the laws of the Commonwealth of Virginia for the purpose of acquiring limited partner interests in real estate limited partnerships ("Project Partnerships"). At December 31, 2003, these Project Partnerships include Colony Place Associates, Ltd. ("Colony") and Hawthorn Housing Limited Partnership ("Hawthorn"). Hawthorn was sold in January 2004 (see Note F). The Project Partnerships previously included Olympic Housing Limited Partnership ("Olympic") which assets were sold in April 2003, Country Oaks Apartments Limited Partnership ("Country Oaks") which limited partner interests were sold in December 2003 and Pine West, Ltd., ("Pine West") and Rancho Vista Associates ("Rancho Vista"), which limited partner interests were sold in 2001. Each of the remaining Project Partnerships is an operating real estate project which receives mortgage interest subsidies and/or rental assistance from the United States Department of Housing and Urban Development (HUD). The Registrant commenced operations in March 1984. GULL-AGE Properties, Inc. ("GAP") is the General Partner of the Partnership. GAP is an indirectly owned subsidiary of A.G. Edwards, Inc.

The Partnership owns 100% of the limited partner interests in the Project Partnerships, which represents 99.0% and 99.0% of the total ownership interests in Colony and Hawthorn, respectively. GULL-AGE Realty Advisors, Inc., ("GARA") an entity related to GAP, is the General Partner or the agent for the General Partner or Special General Partner of Colony and Hawthorn. GARA owns or controls through its agency agreement .10% and .01% of Colony and Hawthorn, respectively. The remaining partnership interests of the Project Partnerships are owned by unrelated individuals or entities.

In January 2004, the Partnership completed the sale of Hawthorn (See Note F). Absent Hawthorn, the Partnership’s sole remaining project partnership is Colony. In 2003, the Partnership entered into an agreement with a third-party purchaser to sell the limited partner interests in Colony. The ability to sell the Partnership’s limited partner interests in Colony, i.e., the Project Partnership, is limited by the overall market conditions in the geographic area where the Project operates and, potentially, the ability of the Project to qualify for Low Income Housing Tax Credits and regulatory approval from HUD. The Partnership’s limited partner interest in Colony is pledged as collateral in connection with a promissory note issued by Colony (See Note E). Therefore, the Partnership must also consider the outstanding balance of the note and negotiate a reduced payoff on the note.

Due to the sales of Hawthorn and Country Oaks, the Partnership will no longer have a reliable source of operating cash, as Colony, its sole remaining project partnership, has not made a significant distribution to the Partnership since its purchase. Additionally, the sale of Colony is not expected to provide any proceeds to the Partnership. Also, as a result of the sale of Hawthorn, the Partnership will have no future obligations under the note payable agreement including interest payments and annual consulting fees of $19,000 to GAP and $25,000 to the noteholder. Given the aforementioned sales and the pending sale of Colony, the Partnership will have limited operations going forward. Accordingly, the Partnership will not have sufficient cash to pay the liability to the General Partner, of approximately $997,000. To the extent existing cash balances are not sufficient, the Partnership will be unable to pay the liability to the General Partner and the partners will realize ordinary income to the extent of debt forgiveness. When the Partnership receives regulatory approval from HUD for its sale of Colony, the Partnership will dissolve. Since the ultimate dissolution is subject to the final sale of Colony, which is contingent upon HUD approval, no adjustments have been made to the accompanying financial statements to reflect the potential impact of liquidation.

Partner's Activities

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

Comprehensive Income

Comprehensive income for the year ended December 31, 2003 and 2002 were equal to the Partnership net loss.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Partnership with respect to interests in variable interest entities obtained after that date. With respect to interests in variable interest entities existing prior to February 1, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), which extends the effective date of FIN 46 to the interim period ending March 31, 2004. The Partnership currently does not believe it will be required to consolidate any material interests in variable interest entities.

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

Note C           Reconciliation of Operations: Financial Statement Versus Income Tax Return

The financial statement (loss)/income is reconciled to income tax loss for the years ended December 31, 2003, 2002 and 2001 as follows:

	2003	2002	2001

Net (loss)/income per financial statements	$ (270,504)	$ (120,485)	$ (329,969)
Less: equity in income of Project
Partnership for financial statement
purposes			(32,323)
Less: gain on sale of Project Partnerships	(76,000)		(31,867)
Less: distributions received from
zero-basis Project Partnership	(237,076)	(399,314)	(96,370)
Add: equity in income/(losses) of
Project Partnerships for tax
return purposes (unaudited)	13,126,469	(145,887)	1,335,563
Net income/(loss) per income tax return	$12,542,889	$ (665,686)	$ 845,034

Note D           Payable To General Partner

In accordance with the Agreement, the Partnership is required to pay to the General Partner an annual asset management fee of $114,580. Amounts due in accordance with the Agreement at December 31, 2003 and 2002 are $978,040 and $889,460, respectively. The Partnership also pays annual consulting fees of $19,000 out of the distributions from Hawthorn to GAP. Amounts due for consulting fees at December 31, 2003 and 2002 are $19,000.

Note E            Project Partnerships

The Partnership's limited partner interests in Colony serve as collateral in connection with a promissory note issued by Colony as described below:

Project Partnership (Debtor)	Promissory Note, Including Accrued Interest	Payment Terms

Colony	$1,021,355	9% interest due annually.
		Principal plus unpaid interest
		due on November 30, 1999.
		Note is currently in default.

Colony's promissory note was originally due December 31, 1995, but was extended until June 30, 1997, while a sale of the project was being pursued under the Low Income Housing Preservation and Resident Homeownership Act ("LIHPRHA"). LIHPRHA was a program administered by the Department of Housing and Urban Development ("HUD"). Unfortunately, funds are no longer available under the LIHPRHA program. The promissory note had been extended to November 30, 1999, while the General Partner attempted to locate a buyer for the project. A buyer was not located before November 30, 1999. This note is currently in default. Therefore, the Colony noteholder may demand payment and Colony may revert to its noteholder at any time. In 2003, the Registrant entered into an agreement, subject to HUD approval, with a third-party purchaser to sell the limited partner interest in Colony. Under the terms of the agreement, the purchaser will acquire all of the assets as well as assume all of the liabilities of Colony, including the primary mortgage and operating liabilities, except for the secondary note. Immediately prior to the sale, $225,000 of proceeds will be used to make a negotiated reduced payoff on the secondary note, and approximately $10,000 will be used to pay expenses of the sale.

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

The promissory note plus accrued interest totaled $3,940,854 at December 31, 2003, and bears simple interest at a rate of 11%. The note bore simple interest at a rate of 9% until the note expired on June 30, 2002, at which time, the interest rate increased to 11%.

In conjunction with assuming the liability for the promissory note, the Partnership recorded a corresponding investment in Hawthorn. The investment account was then reduced by previously unrecorded losses of Hawthorn in accordance with the equity method of accounting. The investment account was adjusted in subsequent years by the Partnership's share of any additional income or loss from Hawthorn. This investment account was also reduced when the Partnership received distributions from Hawthorn. In 2003 and 2002, the Partnership did not recognize equity in income of Project Partnerships from Hawthorn, because the beginning investment balance was zero. In 2001, the Partnership's share of income and distributions from Hawthorn were $105,970 and $373,481, respectively. Income of $32,323 was recorded as equity in income of Project Partnerships in the Statements of Operations, prior to receipt of the distribution. The distribution was recorded as a reduction of investment in Project Partnerships of $286,569 on the Balance Sheet and distributions from zero-basis Project Partnerships of $86,912 in the Statement of Operations.

During the fourth quarter of 2003, the limited partnership interests in Country Oaks were sold to GAP. The gain on the sale of the interest of $76,000 is included in gain on sale of Project Partnerships in the Statement of Operations. The proceeds from the sale of $26,000 were used to make a payment on the amount owed to the General Partner. The remaining gain of $50,000 was due to the write-off of a contribution payable to Country Oaks. The partners of the Partnership will recognize capital gains on the sale of approximately $834,000.

In April 2003, the Partnership sold the assets of Olympic. As part of the terms of the sale, the purchaser assumed the primary mortgage on Olympic and all of the operating liabilities. A reduced payoff was negotiated on a secondary note which was collateralized by the Partnership's ownership interest in Olympic. The Partnership did not receive a distribution from the sale as all proceeds were used to pay expenses related to the sale. The Partnership did not recognize a gain or loss on the sale in the Statement of Operations as no proceeds were received and the Partnership had a zero basis in Olympic. As a result of the sale, partners of the Partnership will realize tax consequences including capital gains of approximately $3,500,000 and ordinary income to the extent of the reduced payoff on the secondary note in the approximate amount of $8,400,000.

The Partnership's limited partner interests in Pine West and Rancho Vista were sold in 2001. The gains on the sale of the interests are included in gain on sale of Project Partnerships in the Statement of Operations.

Notwithstanding the balances owed on the defaulted notes, none of the Project Partnerships are experiencing significant operating cash flow deficiencies.

Note F           Subsequent Events

In January 2004, the Registrant sold the assets of Hawthorn. The Registrant recognized a gain on the sale of $3,401,551. Under the terms of the sale, the purchaser assumed the primary mortgage and all of the operating liabilities of Hawthorn. Proceeds of $3,301,551 from the sale were used to make a partial payment on the note payable which was collateralized by the Partnership's limited partner interests in Hawthorn. The remaining proceeds of $100,000 were used to pay Partnership liabilities owed to the General Partner per the Partnership Agreement. The remaining balance of the note payable, including accrued interest to the date of the sale, of $597,363 was forgiven as part of the terms of a negotiated reduced payoff entered into prior to the sale.

As a result of the sale of the assets of Hawthorn, capital gains of approximately $6,100,000 and ordinary income, to the extent of the debt forgiveness on the note payable, will be allocated to the partners based on the terms of the partnership agreement.

Note G           Condensed Financial Data of Project Partnership

The following is a summary of the condensed financial position and results of operations of Hawthorn (dollars in thousands):

Hawthorn Housing Limited Partnership
Condensed Balance Sheets

	December 31,
	2003	2002
Assets:
Rental Property (Net)	$ 3,151	$ 3,371
Other Assets	1,065	1,216
	$ 4,216	$ 4,587

Liabilities and Partners' Capital:
Mortgage Notes Payable	$ 4,633	$ 4,684
Other Liabilities	269	276
Partners' Capital	(686)	(373)
	$ 4,216	$ 4,587

Condensed Statements of Operations

	For the Year Ended December 31,
	2003	2002	2001
Revenues:
Rental Income	$ 1,504	$ 1,539	$ 1,591
Interest Income	7	12	36
Other Income	17	18	29
Total Revenue	$ 1,528	1,569	1,656

Expenses:
Operating Expenses	1,039	958	967
Financial Expenses	331	334	339
Depreciation	234	235	243
Total Expenses	1,604	1,527	1,549

Net (Loss)/Income	$ (76)	$ 42	$ 107