Form 10-Q
period 2004-03-31
GULLEDGE REALTY INVESTORS II L P
filed 2004-05-14
CIK 739626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004	Commission file number 2-89185

GULLEDGE REALTY INVESTORS II, L.P.

State of Organization: VIRGINIA	I.R.S. Employer Identification No. 54-1191237

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

GULLEDGE REALTY INVESTORS II, L.P.

(A Limited Partnership)

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Balance Sheets	1

	Statements of Operations	2

	Statements of Changes in Partners' Deficit	3

	Statements of Cash Flows	4

	Notes to Financial Statements	5-9

	Item 2. Management's Financial Discussion	10-11

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

	Item 4. Disclosure Controls and Procedures	11

PART II.	OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	12

	SIGNATURES	13

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

Balance Sheets

(Unaudited)

ASSETS	March 31, 2004	December 31, 2003

Cash and cash equivalents	$ 194,696	$ 57,640

Advances to Project Partnerships	-	7,539

Proceeds Receivable	100,000	-

Total Assets	$ 294,696	$ 65,179

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable	$ 86,456	$ 40,000

Payable to General Partner	1,053,255	997,040

Note payable and accrued
interest payable (Note B)	63,317	3,940,854

Total Liabilities	1,203,028	4,977,894

Partners' Deficit	(908,332)	(4,912,715)

Total Liabilities and
Partners' Deficit	$ 294,696	$ 65,179

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

Statements of Operations

(Unaudited)
	Three Months Ended
	March 31,
	2004	2003
Revenue:

Interest income	$ 56	$ 187

Distributions from zero-basis Project Partnerships	107,317	237,076

Gain on Sale of Project Partnerships	3,401,551	-

Gain on Debt Forgiveness	600,088	-

	4,109,012	237,263
Expenses:

Asset management fee	28,645	28,645

Professional fees	3,750	2,550

Consulting fees	-	11,000

Operating expenses	48,132	750

Interest expense (Note B)	24,102	94,314

	104,629	137,259

Net income	$ 4,004,383	$ 100,004

Net income per partnership unit	$ 339	$ 8

Number of total units outstanding	11,814	11,814

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

Statements of Changes in Partners' Deficit
(Unaudited)

Three Months Ended March 31, 2004 and 2003

	Total	General	Special Limited	Limited
Balances at January 1, 2003	$(4,642,211)	$(59,686)	$(104,371)	$(4,478,154)

Net income for three months
ended March 31, 2003	100,004	1,100	1,900	97,004

Balances at March 31, 2003	$(4,542,207)	$(58,586)	$(102,471)	$(4,381,150)

Balances at January 1, 2004	$(4,912,715)	$(62,661)	$(109,511)	$(4,740,543)

Net income for three months
ended March 31, 2004	4,004,383	44,048	76,083	3,884,252

Balances at March 31, 2004	$ (908,332)	$(18,613)	$ (33,428)	$ (856,291)

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income	$ 4,004,383	$ 100,004
Adjustments to reconcile net loss
to net cash from operating activities:
Distributions from zero-basis Project Partnerships	(107,317)	(237,076)
Gain from sale of Project Partnerships	(3,401,551)	--
Gain from debt forgiveness	(600,088)	--
Change in assets and liabilities:
Advances to Project Partnerships	7,539	17,069
Accounts payable	46,456	(15,450)
Payable to general partner	56,215	14,395
Accrued interest on note payable	24,102	(87,692)

Net Cash From Operating Activities	29,739	(208,750)

Cash Flows from Investing Activities-
Proceeds from sale of Project Partnerships	3,301,551	--
Distributions from Project Partnerships	107,317	237,076
	3,408,868	237,076

Cash Flows from Financing Activities-
Payment on Note and Interest Payable	(3,301,551)	--

Net Change in Cash and Cash Equivalents	137,056	28,326

Cash and Cash Equivalents Beginning of Period	57,640	71,610

Cash and Cash Equivalents End of Period	$ 194,696	$ 99,936

Additional Cash Flow Information:
Interest Payments	$ -	$ 182,006

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003

(Unaudited)

Note A                  Summary of Significant Accounting Policies

Partnership Organization

Gulledge Realty Investors II (the "Partnership") is a limited partnership organized on December 1, 1983 under the laws of the Commonwealth of Virginia for the purpose of acquiring limited partner interests in real estate limited partnerships ("Project Partnerships"). At March 31, 2004, the sole remaining Project Partnership is Colony Place Associates, Ltd. ("Colony"). The Project Partnerships previously included Hawthorn Housing Limited Partnership ("Hawthorn") which was sold in January 2004, Olympic Housing Limited Partnership ("Olympic") which was sold in April 2003 and Country Oaks Apartments Limited Partnership ("Country Oaks") which limited partner interests were sold in December 2003. Colony is an operating real estate project which receives a mortgage interest subsidy and/or rental assistance from the United States Department of Housing and Urban Development (HUD). The Partnership commenced operations in March 1984. GULL-AGE Properties, Inc. ("GAP") is the General Partner of the Partnership. GAP is an indirectly owned subsidiary of A.G. Edwards, Inc.

The Partnership owns 100% of the limited partner interest in Colony, which represents 99.0% of the total ownership interests in Colony. GULL-AGE Realty Advisors, Inc., ("GARA") an entity related to GAP, is the General Partner of Colony. GARA owns or controls through its agency agreement .10% of Colony. The remaining partnership interests of Colony are owned by unrelated individuals or entities.

In January 2004, the Partnership completed the sale of Hawthorn (See Note B). After the sale of Hawthorn, the Partnership’s sole remaining project partnership is Colony. In 2003, the Partnership entered into an agreement with a third-party purchaser to sell the limited partner interests in Colony. The ability to sell the Partnership’s limited partner interests in Colony, i.e., the Project Partnership, is limited by the overall market conditions in the geographic area where the Project operates and, potentially, the ability of the Project to qualify for Low Income Housing Tax Credits and regulatory approval from HUD. The Partnership’s limited partner interest in Colony is pledged as collateral in connection with a promissory note issued by Colony (See Note B). Therefore, the Partnership must also consider the outstanding balance of the note and negotiate a reduced payoff on the note as part of the sale.

Due to the sales of Hawthorn and Country Oaks, the Partnership will no longer have a reliable source of operating cash, as Colony, its sole remaining project partnership, has not made a significant distribution to the Partnership since its purchase. Additionally, the sale of Colony, if completed, is not expected to provide any proceeds to the Partnership. Also, as a result of the sale of Hawthorn, the Partnership will have no future obligations under the note payable agreement including interest payments and annual consulting fees of $19,000 to GAP and $25,000 to the noteholder. Given the aforementioned sales and the pending sale of Colony, the Partnership will have limited operations going forward. Accordingly, the Partnership will not have sufficient cash to pay the liability to the General Partner, of approximately $1,053,000. To the extent existing cash balances are not sufficient, the Partnership will be unable to pay the liability to the General Partner and the partners will realize ordinary income to the extent of debt forgiveness. When the Partnership receives regulatory approval from HUD for its sale of Colony and the sale closes, the Partnership will dissolve. Since the ultimate dissolution is subject to the final sale of Colony, which is contingent upon HUD approval, no adjustments have been made to the accompanying financial statements to reflect the potential impact of liquidation.

Cash and Cash Equivalents

The Partnership considers interest bearing money market account balances to be cash equivalents.

Investment in Project Partnership

The investment in the Project Partnership is accounted for using the equity method of accounting. Under the equity method, investments are reflected at cost, adjusted for the Partnership's share of the Project Partnerships' income or loss. The Partnership is under no obligation to contribute additional capital, or to lend monies necessary to fund cash flow deficiencies of the Project Partnerships, because the Partnership is a limited partner in such partnerships. The investment account for a Project Partnership will not be reduced below zero because the Partnership is not liable for Project Partnership losses in excess of such investment. Any distributions received from the Project Partnerships subsequent to reducing the investment account to zero, will be recognized as income in the year received.

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

Segment Reporting

The Partnership's principal line of business is investing in Project Partnerships that own and operate low-income housing Projects that are financed and/or operated under federal or state housing assistance programs. Management believes that the Partnership operates as one business segment.

Reclassifications

Where appropriate, prior years' financial information has been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Partnership with respect to interests in variable interest entities obtained after that date. The Partnership did not acquire any variable interests after January 31, 2003. With respect to interests in variable interest entities existing prior to February 1, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), which extends the effective date of FIN 46 to the interim period ending March 31, 2004. During the current quarter, the Partnership adopted FIN 46R for variable interests existing prior to February 1, 2003, and the adoption did not have an impact on the Partnership’s financial statements.

Note B                  Note Payable and Accrued Interest Payable

The promissory note was collateralized by the Partnership's interest in Hawthorn. Principal and interest were only payable from surplus cash received by the Partnership from Hawthorn. The Partnership was not required to make any payments from surplus cash it received from any other project. The promissory note plus accrued interest totaled $3,964,956 at January 23, 2004, and bore simple interest at a rate of 11%. The note bore simple interest at a rate of 9% until the note became due on June 30, 2002, at which time, the interest rate increased to 11%. Under the terms of the promissory note, the Partnership pays an annual consulting fee of $19,000 to GAP and $25,000 to the noteholder. The consulting fees are only payable out of distributions from Hawthorn.

In January 2004, the Partnership sold the assets of Hawthorn. The Partnership recognized a gain on the sale of $3,401,551. Under the terms of the sale, the purchaser assumed the primary mortgage and all of the operating liabilities of Hawthorn. Proceeds of $3,301,551 from the sale were used to make a partial payment on the principal portion of the note payable which was collateralized by the Partnership's limited partner interests in Hawthorn. The remaining proceeds, which were received April 15, 2004, of $100,000 will be used to meet future cash flow needs of the Partnership. The remaining balance of the note payable, including accrued interest to the date of the sale, of $600,088 was forgiven as part of the terms of a negotiated reduced payoff entered into prior to the sale, however a $63,317 interest payment remains to be paid out of the Hawthorn surplus cash.

As a result of the sale of the assets of Hawthorn, for tax purposes, capital gains of approximately $6,375,000 and ordinary income, to the extent of the debt forgiveness on the note payable, will be allocated to the partners based on the terms of the partnership agreement.

The Partnership's ownership interest in another Project Partnership (Colony) is pledged as collateral in connection with a promissory note issued by Colony. The Colony promissory note was due June 30, 1997 and had been extended to November 30, 1999, while the General Partner attempted to locate a buyer. A buyer was not located before November 30, 1999. This note is currently in default. Therefore, the Colony noteholder may demand payment and Colony may revert to its noteholder at any time. In 2003, the Partnership entered into an agreement, subject to HUD approval, with a third-party purchaser to sell the limited partner interest in Colony. Under the terms of the agreement, the purchaser will acquire all of the Project Partnership assets as well as assume all of the liabilities of Colony, including the primary mortgage and operating liabilities, except for the secondary note. At the time of the sale, $225,000 of proceeds will be used to make a negotiated reduced payoff on the secondary note, and approximately $10,000 will be used to pay expenses of the sale. At March 31, 2004, the promissory note balance was $980,807. The difference between the note balance and the negotiated reduced payoff will be treated as ordinary income for tax purposes.

                                                                        ******

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

For the Three Months Ended March 31, 2004 and 2003

PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S FINANCIAL DISCUSSION

Gulledge Realty Investors II, L.P. (the "Partnership") is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). Part of the original objective of the Partnership was to generate tax losses for investors. However, due to changes in the tax regulations, there are some restrictions on the use of these losses. The Partnership is in the process of selling the remaining Project Partnership in order to liquidate its assets and dissolve. The Partnership's investments in the Project Partnership is recorded using the equity method of accounting (see Note A to Financial Statements).

Revenues were $4,109,012 for the three months ended March 31, 2004 compared to $237,263 for the same period a year ago. Expenses decreased to $104,629 compared to $137,259 in 2003. The increase in revenue was primarily due to a gain on sale of Project Partnerships of $3,401,551 and a gain on debt forgiveness of $600,088 from the sale of Hawthorn. The decrease in expense was due to a decrease in interest expense on the note payable combined with a decrease in consulting fees as a result of the sale of Hawthorn and an offsetting increase in operating expenses related to state taxes for three Project Partnerships.

The Partnership was liable for a promissory note that bore simple interest at a rate of 11 percent and was collateralized by the Partnership's ownership interest in Hawthorn. Principal and interest payable totaled $3,964,956 at January 23, 2004. A principal payment of $3,301,551 was made on the note from the Hawthorn sale proceeds. The remaining balance of the note payable, including accrued interest to the date of the sale, of $600,088 was forgiven as part of the terms of the negotiated reduced payoff entered into prior to the sale, however a $63,317 interest payment remains to be paid out of the Hawthorn surplus cash. Principal and interest were only payable from surplus cash received by the Partnership from Hawthorn. The Partnership was not required to use distributions from any other Project Partnership to make payments on this promissory note.

The Partnership's ownership interest in another Project Partnership (Colony) is pledged as collateral in connection with a promissory note issued by Colony.

The Colony promissory note was due June 30, 1997 and had been extended to November 30, 1999, while the General Partner attempted to locate a buyer for the project. A buyer was not located before November 30, 1999. This note is currently in default. Therefore, the Colony noteholder may demand payment and Colony may revert to its noteholder. In 2003, the Partnership entered into an agreement, subject to HUD approval, with a third-party purchaser to sell the limited partner interest in Colony. Under the terms of the agreement, the purchaser will acquire all of the Project Partnership assets as well as assume all of the liabilities of Colony, including the primary mortgage and operating liabilities, except for the secondary note. At the time of the sale, $225,000 of proceeds will be used to make a negotiated reduced payoff on the secondary note, and approximately $10,000 will be used to pay expenses of the sale. At March 31, 2004, the promissory note balance was $980,807. The difference between the note balance and the negotiated reduced payoff will be treated as ordinary income for tax purposes.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

For the Three Months Ended March 31, 2004 and 2003

PART I-FINANCIAL INFORMATION

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred related to the Partnership's policies, procedures, controls or risk profile.

Item 4. DISCLOSURE CONTROLS AND PROCEDURES

The management of the General Partner including Mr. Douglas L. Kelly as President and Mr. Joseph G. Porter as Vice President have evaluated the Registrant's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Registrant's disclosure controls and procedures, it was determined that such controls and procedures were effective as of March 31, 2004.

        Further, there were no significant changes in the internal controls over financial reporting or in other factors that could significantly affect these controls after March 31, 2004.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

For the Three Months Ended March 31, 2004 and 2003

PART II-OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
(a)	99 (i) President, Secretary, Treasurer and Director Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)	Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULLEDGE REALTY INVESTORS II, L.P.

By: GULL-AGE Properties, Inc.
Managing General Partner

Date: May 14, 2004	By: /s/Douglas L. Kelly
Douglas L. Kelly
President, Secretary,
Treasurer and Director