Form 10-Q
period 2004-06-30
GULLEDGE REALTY INVESTORS II L P
filed 2004-08-05
CIK 739626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004	Commission file number 2-89185

GULLEDGE REALTY INVESTORS II, L.P.

State of Organization: VIRGINIA	I.R.S. Employer Identification No. 54-1191237

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

GULLEDGE REALTY INVESTORS II, L.P.

(A Limited Partnership)

INDEX
		PAGE
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Balance Sheets	1

	Statements of Operations	2

	Statements of Changes in Partners' Deficit	3

	Statements of Cash Flows	4

	Notes to Financial Statements	5-8

	Item 2. Management's Financial Discussion	9-10

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

	Item 4. Disclosure Controls and Procedures	10

PART II.	OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	11

	SIGNATURES	12

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

Balance Sheets
(Unaudited)

	June 30,	December 31,
ASSETS	2004	2003

Cash and cash equivalents	$ 133,108	$ 57,640

Advances to Project Partnerships	--	7,539

Total Assets	$ 133,108	$ 65,179

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable	$ 9,816	$ 40,000

Payable to General Partner	1,063,443	997,040

Note payable and accrued interest payable (Note B)	--	3,940,854

Total Liabilities	1,073,259	4,977,894

Partners' Deficit	(940,151)	(4,912,715)

Total Liabilities and Partners' Deficit	$ 133,108	$ 65,179

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Revenue:

Interest income	$ 164	$ 222	$ 220	$ 409

Distributions
from zero-basis
Project Partnerships	--	--	107,317	237,076

Gain on Sale of
Project Partnerships	--	--	3,401,551	--

Gain on Debt
Forgiveness	--	--	600,088	--

	164	222	4,109,176	237,485
Expenses:

Asset management
fee	28,645	28,645	57,290	57,290

Professional fees	4,250	2,550	8,000	5,100

Consulting fees	--	11,000	--	22,000

Operating expenses	(912)	11,700	47,220	12,450

Interest expense
(Note B)	--	95,362	24,102	189,676

	31,983	149,257	136,612	286,516

Net (loss)/income	$ (31,819)	$(149,035)	$3,972,564	$ (49,031)

Net (loss)/income per
partnership unit	$ (3)	$ (13)	$ 336	$ (4)

Number of total
units outstanding	11,814	11,814	11,814	11,814

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

Statements of Changes in Partners' Deficit
(Unaudited)

Six Months Ended June 30, 2004 and 2003

			Special
	Total	General	Limited	Limited

Balances at January 1, 2003	$(4,642,211)	$ (59,686)	$ (104,371)	$(4,478,154)

Net loss for six months
ended June 30, 2003	(49,031)	(539)	(932)	(47,560)

Balances at June 30, 2003	$(4,691,242)	$ (60,225)	$ (105,303)	$(4,525,714)

Balances at January 1, 2004	$(4,912,715)	$ (62,661)	$ (109,511)	$(4,740,543)

Net income for six months
ended June 30, 2004	3,972,564	43,698	75,479	3,853,387

Balances at June 30, 2004	$ (940,151)	$ (18,963)	$ (34,032)	$ (887,156)

See Notes to Financial Statements.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income/(loss)	$3,972,564	$(49,031)
Adjustments to reconcile net loss to net cash from operating activities:
Distributions from zero-basis
Project Partnerships	(107,317)	(237,076)
Gain from sale of Project Partnerships	(3,401,551)	--
Gain from debt forgiveness	(600,088)	--
Change in assets and liabilities:
Advances to Project Partnerships	7,539	19,294
Accounts payable	(30,184)	(15,341)
Payable to general partner	66,403	55,875
Accrued interest on note payable	24,102	7,670

Net Cash From Operating Activities	(68,532)	(218,609)

Cash Flows From Investing Activities -
Proceeds from sale of Project Partnerships	3,401,551	--
Distributions from Project Partnerships	107,317	237,076
	3,508,868	237,076

Cash Flows From Financing Activities -
Payment on Note and Interest Payable	(3,364,868)	--

Net Change in Cash and Cash Equivalents	75,468	18,467

Cash and Cash Equivalents Beginning of Period	57,640	71,610

Cash and Cash Equivalents End of Period	$ 133,108	$ 90,077

Additional cash flow information:
Interest payments	$ 63,317	$ 182,006

See Notes to Financial Statements.
NOTES TO FINANCIAL STATEMENTS Six Months Ended June 30, 2004 and 2003 (Unaudited)
Note A	Summary of Significant Accounting Policies
Partnership Organization

Gulledge Realty Investors II (the “Partnership”) is a limited partnership organized on December 1, 1983 under the laws of the Commonwealth of Virginia for the purpose of acquiring limited partner interests in real estate limited partnerships (“Project Partnerships”).The Partnership commenced operations in March 1984. GULL-AGE Properties, Inc. At June 30, 2004, the sole remaining Project Partnership is Colony Place Associates, Ltd. (“Colony”). The Project Partnerships previously included Hawthorn Housing Limited Partnership (“Hawthorn”) which was sold in January 2004 (See Note B), Olympic Housing Limited Partnership (“Olympic”) which was sold in April 2003 and Country Oaks Apartments Limited Partnership (“Country Oaks”) which limited partner interests were sold in December 2003. Colony is an operating real estate project which receives a mortgage interest subsidy and/or rental assistance from the United States Department of Housing and Urban Development (HUD). (“GAP”) is the General Partner of the Partnership. GAP is an indirectly owned subsidiary of A.G. Edwards, Inc.

The Partnership owns 100% of the limited partner interests in the Project Partnership, which represents 99.0% of the total ownership interests in Colony. GULL-AGE Realty Advisors, Inc., (“GARA”) an entity related to GAP, is the General Partner of Colony. GARA owns or controls through its agency agreement .10% of Colony. The remaining partnership interests of the Project Partnerships are owned by unrelated individuals or entities.

In January 2004, the Partnership completed the sale of Hawthorn. After the sale of Hawthorn, the Partnership’s sole remaining project partnership is Colony. In 2003, the Partnership entered into an agreement with a third-party purchaser to sell the limited partner interests in Colony. The ability to sell the Partnership’s limited partner interests in Colony, i.e., the Project Partnership, is limited by the overall market conditions in the geographic area where the Project operates and, potentially, the ability of the Project to qualify for Low Income Housing Tax Credits and regulatory approval from HUD. The Partnership’s limited partner interest in Colony is pledged as collateral in connection with a promissory note issued by Colony (See Note B). Therefore, the Partnership must also consider the outstanding balance of the note and negotiate a reduced payoff on the note as part of the sale.

After the sales of Hawthorn and Country Oaks, the Partnership will no longer have a reliable source of operating cash, as Colony, its sole remaining project partnership, has not made a significant distribution to the Partnership since its purchase. Additionally, the sale of Colony, if completed, is not expected to provide any proceeds to the Partnership. As a result of the sale of Hawthorn, the Partnership will have no future obligations under the note payable agreement including interest payments and annual consulting fees of $19,000 to GAP and $25,000 to the noteholder. Given the aforementioned sales and the pending sale of Colony, the Partnership will have limited operations going forward. Accordingly, the Partnership will not have sufficient cash to pay the liability to the General Partner of approximately $1,063,000 and the partners will realize ordinary income to the extent of debt forgiveness. When the Partnership receives regulatory approval from HUD for its sale of Colony and the sale is completed, the Partnership will dissolve. Since the ultimate dissolution is subject to the final sale of Colony, which is contingent upon HUD approval, no adjustments have been made to the accompanying financial statements to reflect the potential impact of liquidation because there is no certainty as to when, if ever, such approval and sale will occur.

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

The promissory note was collateralized by the Partnership’s interest in Hawthorn. Principal and interest were only payable from surplus cash received by the Partnership from Hawthorn. The Partnership was not required to make any payments from surplus cash it received from any other project. The promissory note plus accrued interest totaled $3,964,956 at January 23, 2004, and bore simple interest at a rate of 11%. The note bore simple interest at a rate of 9% until the note became due on June 30, 2002, at which time, the interest rate increased to 11%. Under the terms of the promissory note, the Partnership paid an annual consulting fee of $19,000 to GAP and $25,000 to the noteholder. The consulting fees were only payable out of distributions from Hawthorn.

In January of 2004, the Partnership sold the assets of Hawthorn. The Partnership recognized a gain on the sale of $3,401,551. Under the terms of the sale, the purchaser assumed the primary mortgage and all of the operating liabilities of Hawthorn. Proceeds of $3,301,551 from the sale were used to make a partial payment on the principal portion of the note payable which was collateralized by the Partnership’s limited partner interests in Hawthorn. The remaining proceeds of $100,000 will be used to meet future cash flow needs of the Partnership. The remaining balance of the note payable, including accrued interest to the date of the sale, of $600,088 was forgiven as part of the terms of a negotiated reduced payoff entered into prior to the sale. Also, an interest payment of $63,317 was paid out of the Hawthorn surplus cash.

As a result of the sale of the assets of Hawthorn, for tax purposes, capital gains of approximately $6,375,000 and ordinary income, to the extent of the debt forgiveness on the note payable, will be allocated to the partners based on the terms of the partnership agreement.

The Partnership’s ownership interest in another Project Partnership (Colony) is pledged as collateral in connection with a promissory note issued by Colony. The Colony promissory note was due June 30, 1997 and had been extended to November 30, 1999, while the General Partner attempted to locate a buyer for the project. A buyer was not located before November 30, 1999. This note is currently in default. Therefore, the Colony noteholder may demand payment and Colony may revert to its noteholder at any time. In 2003, the Partnership entered into an agreement, subject to HUD approval, with the third-party purchaser to sell the limited partner interest in Colony. Under the terms of the agreement, the purchaser will acquire all of the assets as well as assume all of the liabilities of Colony, including the primary mortgage and operating liabilities, except for the secondary note. At the time of the sale, $225,000 of proceeds will be used to make a negotiated reduced payoff on the secondary note, and approximately $10,000 will be used to pay expenses of the sale. At June 30, 2004, the promissory note balance was $980,807. The difference between the note balance and the negotiated reduced payoff will be treated as ordinary income for tax purposes and thus be taxable to the partners as ordinary income.

*************

For the Six Months Ended June 30, 2004 and 2003 PART I Financial Information
Item 2.	MANAGEMENT'S FINANCIAL DISCUSSION

The Gulledge Realty Investors II, L.P. (the “Partnership”) is a limited partnership formed to acquire limited partner interests in real estate limited partnerships (Project Partnerships). Part of the original objective of the Partnership was to generate tax losses for investors. However, due to changes in the tax regulations, there are some restrictions on the use of these losses. The Partnership is in the process of selling the remaining Project Partnership in order to liquidate its assets and dissolve. The Partnership’s investments in the Project Partnerships are recorded using the equity method of accounting (see Note A to Financial Statements).

Revenues were $164 for the three months ended June 30, 2004 compared to $222 for the same period a year ago. Expenses decreased to $31,983 compared to $149,257 in 2003. Revenues were $4,109,176 for the six months ended June 30, 2004 compared to $237,485 for the same period a year ago. Expenses were $136,612 for the six months ended June 30, 2004 compared to $286,516 for the same period a year ago. The increase in revenue was primarily due to a gain on sale of Project Partnerships of $3,401,551 and a gain on debt forgiveness of $600,088 from the sale of Hawthorn. The decrease in expense was due to a decrease in interest expense on the note payable combined with a decrease in consulting fees as a result of the sale of Hawthorn and an offsetting increase in operating expenses related to state taxes for three Project Partnerships.

The Partnership was liable for a promissory note that bore simple interest at a rate of 11 percent and was collateralized by the Partnership’s ownership interest in Hawthorn. Principal and interest payable totaled $3,964,956 at January 23, 2004. A principal payment of $3,301,551 was made on the note from the Hawthorn sale proceeds. The remaining balance of the note payable, including accrued interest to the date of the sale, of $600,088 was forgiven as part of the terms of a negotiated reduced payoff entered into prior to the sale. Also, an interest payment of $63,317 was paid out of the Hawthorn surplus cash. Principal and interest were only payable from surplus cash received by the Partnership from Hawthorn. The Partnership was not required to use distributions from any other Project Partnership to make payments on this promissory note.

The Partnership’s ownership interest in another Project Partnership (Colony) is pledged as collateral in connection with a promissory note issued by Colony.

The Colony promissory note was due June 30, 1997 and had been extended to November 30, 1999, while the General Partner attempted to locate a buyer for the project. A buyer was not located before November 30, 1999. This note is currently in default. Therefore, the Colony noteholder may demand payment and Colony may revert to its noteholder. In 2003, the Partnership entered into an agreement, subject to HUD approval, with the third-party purchaser to sell the limited partner interest in Colony. Under the terms of the agreement, the purchaser will acquire all of the assets as well as assume all of the liabilities of Colony, including the primary mortgage and operating liabilities, except for the secondary note. At the time of the sale, $225,000 of proceeds will be used to make a negotiated reduced payoff on the secondary note, and approximately $10,000 will be used to pay expenses of the sale. At June 30, 2004, the promissory note balance was $980,807. The difference between the note balance and the negotiated reduced payoff will be treated as ordinary income for tax purposes and thus be taxable to the partners as ordinary income.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

For the Six Months Ended June 30, 2004 and 2003

PART I-FINANCIAL INFORMATION

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
No material changes have occurred related to the Partnership's policies, procedures, controls or risk profile.
Item 4.	DISCLOSURE CONTROLS AND PROCEDURES

The management of the Registrant including Mr. Douglas L. Kelly as President and Mr. Joseph G. Porter as Vice President have evaluated the Registrant's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Registrant's disclosure controls and procedures, it was determined that such controls and procedures were effective as of June 30, 2004.

Further, there were no significant changes in the internal controls over financial reporting or in other factors that could significantly affect these controls after June 30, 2004.

GULLEDGE REALTY INVESTORS II, L.P.
(A Limited Partnership)

For the Six Months Ended June 30, 2004 and 2003

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

(b)	Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULLEDGE REALTY INVESTORS II, L.P.

By: GULL-AGE Properties, Inc.
Managing General Partner

Date: August 5, 2004	By: /s/ Douglas L. Kelly _______
Douglas L. Kelly
President, Secretary, Treasurer,
and Director